Form 10KSB
period 1996-12-31
FIRST EQUITY PROPERTIES INC
filed 1998-01-08
CIK 726516

                                                        31673.00003:123197:SCM:3

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended         December 31, 1996
                              . . . . . . . . . . . . . . . . . . . . . .

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ........... to ..............

                                            0-11777
         Commission File Number .........................

                          FIRST EQUITY PROPERTIES, INC.
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
             (Exact name of registrant as specified in its charter)

          Nevada                                             95-6799846
 . . . . . . . . . . . . . . . . . .                 . . . . . . . . . . . . .
State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

10670 N. Central Expressway, Suite 501, Dallas, Texas           75231
 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    . . . . . . .
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          214 750-5800
                                                  . . . . . . . . . . . . . . .

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
          None
 . . . . . . . . . . . . . . .     . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . .     . . . . . . . . . . . . . . . . . . . . . . .

           Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                (Title of class)
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ......... No ..X....

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                                                   $1,475,831
     State the issuer's revenues for its most recent fiscal year. . . . . . . .

     As of December 15, 1997, issuer had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ........ No ...X........

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format (check one):
YES ........   No ...X.......

ITEM 1. DESCRIPTION OF BUSINESS.

     First Equity Properties, Inc. (herein referred to as "FEPI" or "Registrant" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

TRANSACTION OF SUCCESSION.

     Wespac Investors Trust III ("Wespac" or the "Trust"), a California business trust had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and made its last filing with the Securities and Exchange Commission (the "Commission") as a Form 10-K for the fiscal year ended December 31, 1987. Since April 1988, Wespac was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the "1988 Reorganization") which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled In re:
Wespac Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the "1994 Reorganization"). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the "Modified Plan"). Pursuant to the Modified Plan, there was distributed to the shareholders of Wespac a proposal to convert Wespac from a California business trust into a Nevada corporation through the "Incorporation Procedure" described therein coupled with a change of the name of the resulting entity. Such proposal was distributed to the shareholders of Wespac who, by November 29, 1996, approved the proposal by a vote in excess of 84% in favor. The Incorporation Procedure was implemented and resulted in the transaction of succession which created First Equity Properties, Inc. as the ultimate successor-in-interest to Wespac with each of the shareholders of Wespac prior to the commencement of the Incorporation Procedure becoming shareholders of First Equity Properties, Inc. on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree which closed the 1994 Reorganization. See "Item 3. Legal Proceedings."

     A simplified explanation of the "Incorporation Procedure" is Wespac was incorporated in California pursuant to Section 200.5 of the California Corporation Code under the name Wespac Property Corporation on December 16, 1996 (the "California Corporation") and the California Corporation (as the immediate successor to Wespac) was then merged with and into a wholly-owned Nevada subsidiary corporation (the "Merger") named First Equity Properties, Inc. on December 24, 1996 with the Nevada Corporation being the survivor to such Merger. The Board of Trustees of Wespac caused the Nevada

Corporation to be organized in Nevada under the name First Equity Properties, Inc. by the filing on December 19, 1996 of Articles of Incorporation. Prior to the Merger, such Nevada Corporation had no significant business, assets or liabilities of any consequence and no operating history. Under Section 200.5 of the California Corporation Code, which governs the process of incorporating a business trust, following the approval of the affirmative vote of a majority of the outstanding shares of beneficial interest, such existing trust may the file articles of incorporation with a certificate attached, signed by certain officers of that trust stating that the incorporation of the association has been approved by the trustees and the required vote of shareholders and upon the filing of articles of incorporation pursuant to that section, the resulting California Corporation succeeded automatically to all the rights and properties of Wespac and became subject to all of Wespac's debts and liabilities in the same manner as if the California Corporation had itself incurred them. The three trustees of Wespac constituted the initial directors of the California Corporation and the Nevada Corporation and all rights of creditors and all liens upon property of Wespac were preserved unimpaired. Any action or proceeding pending by or against Wespac may continue to be prosecuted at judgment, which shall bind the California Corporation or the California Corporation may proceed against or be substituted in its place. Following the incorporation of Wespac into the California Corporation, the Merger was accomplished by Articles of Merger and a Plan of Merger filed in the States of California and Nevada on December 24, 1996. The surviving corporation (in this instance First Equity Properties, Inc., the Nevada Corporation) automatically, by operation of law, succeeded to all of the assets, rights, duties, liabilities and obligations of the California Corporation (as successor to Wespac) upon the effectiveness of the Merger on December 24, 1996. Pursuant to the Merger, each share of beneficial interest of Wespac issuable pursuant to the Modified Plan has been deemed converted into one validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share of FEPI.

HOSPITALITY BUSINESS

     Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997) located in Spokane, Washington. The two Comfort Inn hotels are The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the "Spokane Properties."

     Until its sale by the Company on June 1, 1997 to a corporation owned by a former director and officer of the Company, the Company also owned a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington which was a Rodeway Inn. See "Item 12. Certain Relationships and Related Transactions."

PROPERTY MANAGEMENT

     Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation ("Carmel"), and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL"). See "Item 12. Certain Relationships and Related Transactions." Carmel is engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintains the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate. CRSL manages multi-family portfolios which include over 32,000 multi-family units through seven third-party regional management companies.

     Both Carmel and CRSL provide management services primarily to five publicly-traded real estate entities throughout the continental United States. Under such arrangements Carmel or CRSL receives a fee of 5% or less of the monthly gross rents collected on the properties under Management. CRSL subcontracts with other entities for the provision of property level services. All property management contracts pursuant to which Carmel and CRSL provide management services to the five publicly-traded real estate entities are subject to cancellation on 30 days' written notice. Carmel and CRSL have not expended any significant sum during each of the last two fiscal years on research and development activities.

     The real estate business overall, including management of real estate business, is highly competitive and Carmel and CRSL compete with numerous entities engaged in similar activities, some of which may have greater financial resources than those of Carmel and/or CRSL. Management of Carmel and CRSL believe that success against such competition is dependent upon the geographic location of the properties, the performance of the property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and maintenance and appearance of each individual property. Additional competitive factors with respect to commercial industrial properties are the ease of access to the property, adequacy of related facilities such as parking, and sensitivity to market conditions in setting rent levels. With respect to multi-family residential units, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for tenants. Management of Carmel and CRSL also believe that general economic circumstances and trends and new properties in the vicinity of each of the properties managed by Carmel and CRSL are also competitive factors.

     At December 15, 1997, Carmel has 135 employees and CRSL has 5 employees.

REAL ESTATE BROKERAGE

     Carmel also provides real estate brokerage services (on a nonexclusive basis) to five publicly-traded real estate entities and a number of other entities and individuals and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include assistance in locating, leasing or purchasing real estate. Carmel receives fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property.

ITEM 2. PROPERTIES.

     Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (since sold) located in Spokane, Washington.

     The Comfort Inn North is a 96-unit, two and three story wood frame hotel located on leased land at N. 7111 Division Street on a site consisting of approximately 78,261 square feet in unincorporated Spokane County, Washington. The site (which is the subject of a ground lease) is adjacent to the Spokane city limits on Division Street, which is the major commercial strip in north Spokane, Washington. The property consists of a single motel building without elevators, the main portion of which was constructed in 1984, consisting of 82 units and an additional 14 units in a separate wing were added later. Access to all restrooms is from interior hallways; all rooms are air conditioned; some rooms have Jacuzzi-type whirlpool baths and other rooms have kitchenettes. The ground lease, together with an option to renew, runs thorough April 2054, stipulates reciprocal parking and access easements over the property and adjacent properties controlled by the lessor and requires the Company as the lessee to operate a motel on the property.

     The Comfort Inn Valley is a 76-unit motel complex located at N. 905 Sullivan Road in the Spokane Valley neighborhood of incorporated Spokane County, Washington and consists of two separate wood frame, two-story buildings without elevators, one building containing 50 units and one building containing 26 units. The motel was constructed in phases between 1997 and 1984. Access to the guest rooms is from interior hallways and additional amenities include one small meeting room, an outdoor heated but uncovered swimming pool, an indoor whirlpool, spa and exercise room, and coin operated guest laundry facilities. The property location consists of 2.41 acres with frontage on a major artery which connects with the I-90 freeway about one block north of the property. Although the property does not have direct freeway visibility, it does have good access and is located directly across the street from another motel which has the highest room rates in the Spokane Valley market.

     Management of the Company considers the Spokane Properties to be suitable and adequate for their present uses.

ITEM 3. LEGAL PROCEEDINGS.

     During January 1988, four of the elected Trustees of Wespac resigned pursuant to an agreement with U.S. Real Estate Advisors, Inc. ("USREA"), a privately held California corporation, and four new trustees were elected, all of whom were officers of USREA. Also, during January 1988 Wespac entered into certain financing arrangements with USREA and on April 13, 1988 the Trustees who were also officers of USREA caused Wespac to file for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case No. 88-02222-JR which resulted in a plan of reorganization approved and confirmed by the Court on March 29, 1989 with certain amendments. The 1988 Reorganization was closed by the Bankruptcy Court on August 21, 1992.

     Wespac acted as a Debtor-in-Possession in the 1988 reorganization which concluded in the Third Amended Plan of Reorganization dated January 24, 1989 (the "1989 Plan"), confirmation of which served to re-vest all assets of the Estate in Wespac, free and clear of all liabilities except those payable under the 1989 Plan. As provided for by that 1989 Plan, USREA exercised its warrants by purportedly forgiving $715,586.50 which Wespac allegedly owed under an Amended Financing Agreement. Wespac then liquidated all real estate assets except a shopping center in Ogden, Utah (later sold) and three hotels located in Spokane, Washington consisted of The Rodeway Inn-Spokane House, The Comfort Inn Valley, and The Comfort Inn North. The 1988 Reorganization was closed by the Court on August 21, 1992.

     On January 27, 1994, Wespac again instituted a Chapter 11 bankruptcy proceeding styled In re: Wespac Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington, to seek a restructuring of the assets and liabilities of Wespac, in response to certain litigation that resulted in at least one judgment. A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996 (the "Confirmed Plan"). During the process of consummation of the Confirmed Plan, and on the eve of issuance of the final decree with respect to the Confirmed Plan, and emergence from the 1994 Reorganization, the Board of Trustees of Wespac by motion filed October 29, 1996 sought a modification of the Confirmed Plan which resulted in the entry of an Order from the Court approving the First Modification to Plan of Reorganization (as modified) (the "Modification").

     Pursuant to the Confirmed Plan, Class 6 consisted of the Allowed Interest of former public shareholders in "Old Common Stock," all of which was cancelled on the Effective Date of the Confirmed Plan (June 15, 1996) with one share of beneficial interest of Wespac deemed to be exchanged for each share of Allowed Interest, other than Greenbriar Corporation who were then to hold in the aggregate 25% of the New Shares of Beneficial Interest. After objections to proofs of interest demonstrating an interest in another entity, it was determined that the Allowed Interest of such holders were equivalent to 2,642,236 Shares of Beneficial Interest.

     Also, pursuant to the Confirmed Plan, upon the Effective Date, Greenbriar Corporation reduced its claim to the so-called "USREA Shares" acquired from Zimco to equal 25% of the Allowed Interest (a total of 2,642,736 Shares of Beneficial Interest) and Nevada Sea Investments, Inc. ("Nevada Sea") was deemed to exercise an option to receive all such Shares of Beneficial Interest. In addition, in the compromise of the Wespac Creditors' Claim, Greenbriar Corporation was to receive, pursuant to the Confirmed Plan, 50% of the issued and outstanding Shares of Beneficial Interest, but prior to the Effective Date of the Confirmed Plan, by agreement, Greenbriar Corporation entered into an arrangement pursuant to which Greenbriar Corporation conveyed to Nevada Sea an undivided 50% in and to the creditors' claim resulting in an undivided 25% out of an aggregate of 50% of New Shares of Beneficial Interest of Wespac to be issued, on a "when issued" basis, to Nevada Sea in consideration of cancellation of certain indebtedness. As a result, prior to the implementation of the procedures set forth in the Modification and as of November 29, 1996, there were deemed to be 10,570,944 Shares of Beneficial Interest, no par value of Wespac, available for issuance to Shareholders, of which 2,642,736 Shares were issuable to public shareholders (an aggregate of 25% of such Shares), 2,642,736 Shares were issuable to Greenbriar Corporation (an aggregate of 25% of such Shares) and 5,285,472 Shares of Beneficial Interest were issuable to Nevada Sea (an aggregate of 50% of such Shares).

     In order to ensure that the correct number of Shares were issued to Greenbriar Corporation and Nevada Sea, Wespac and Nevada Sea entered into that certain Share Settlement Agreement dated as of May 31, 1996 (the "Share Settlement Agreement") pursuant to which, in the event it is ultimately determined for whatever reason that either too many or too few Shares have been issued to Nevada Sea and/or Greenbriar Corporation so that either or both hold in excess of or less than the required number of issued and outstanding Shares of Wespac pursuant to the Confirmed Plan and such Shares are issued, Wespac agreed to either issue additional Shares or Nevada Sea (and/or Greenbriar Corporation) are to return to Wespac for cancellation such number of Shares as will make the percentages work out to the required percentages pursuant to the Confirmed Plan.

     Confirmation of the Confirmed Plan (as modified) served to re-vest all assets of the estate in Wespac free and clear of all liabilities except those payable pursuant to the Confirmed Plan. Under the Confirmed Plan, Wespac retained the Spokane Properties and all allowed claims have been provided for or paid. The effect of the Modification was to distribute to the shareholders of Wespac a proposal to convert Wespac from a California business trust into a Nevada corporation through the "Incorporation Procedure" described therein, coupled with a change of the name of Wespac. Such proposal was distributed to the shareholders of Wespac who, by November 29, 1996, approved the proposal by a vote in excess of 84% in favor. The Incorporation Procedure was implemented. Following completion of the Incorporation Procedure described under "Item 1. Business," Wespac submitted to the Court a Certificate of Substantial Consummation and requested the entry of a Final Decree on January 24, 1997 to close the 1994 Reorganization. The Final Decree was entered by the Court February 11, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this report, a vote of the "interest holders" (shareholders) of Wespac was sought pursuant to the requirements of the Modification. No meeting of such holders was held, but an "information statement" was distributed to such holders pursuant to the requirements of an order of the Court in the 1994 Reorganization, seeking a written ballot from such holders. The "Incorporation Procedure" proposal was distributed to such holders who, by November 29, 1996, approved the proposal by a vote of more than 84% in favor.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     FEPI's shares of Common Stock, par value $0.01 per share, are available for trading in the over-the-counter market, but to the knowledge of management of FEPI, no shares have traded since their issuance. The shares of Beneficial Interest of the Trust traded through the first quarter of 1988 and, at one time, were quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Since cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of Beneficial Interest of the Trust or the shares of Common Stock of FEPI as the successor.

     No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the shares of Common Stock of FEPI as the successor.

     As of December 15, 1997, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the company had current assets of $144,504. Of that amount $76,355 was held in cash. Total current liabilities were $633,580. The Company's long-term debt at December 31, 1996 totaled $3,610,092, which includes mortgage notes payable related to the motel properties owned by the Company.

     Effective June 1, 1997, the Company sold one of the motel properties for $1,475,000 to a former officer and director of the Company, in return for a $1,475,000 note receivable from the buyer. The note bears interest at 5% for the period from June 1, 1997 to June 1, 1998, and increases by 1% per year until it reaches 9% for the period from June 1, 2001 to July 10, 2002, and is collateralized by a deed of trust on the property and a security agreement on the related personal property. Interest only is due in monthly installments beginning in July 1997, for a period of 60 months. The entire balance is due on July 10, 2002. In addition, the Company committed to loaning the buyer $160,000 to fund needed renovations on the property.

     Effective January 1, 1997, the Company acquired from a related party 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. for a purchase price of approximately $33,000,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum; payment of $1,000 per share in the event of dissolution, liquidation or winding up of the Company before any distribution is made by the Company to its common shareholders; optional redemption at any time at a price of $1,000 per share, plus cumulative dividends; no right of conversion into any other securities of the Company; and no voting rights except as may be required by law.

RESULTS OF OPERATIONS

     As discussed in Note B to the financial statements, the Company was required to adopt "fresh start" reporting at the effective time of the Modified Plan. As more fully explained in Note B, fresh start reporting requires an allocation of the Company's reorganization value, which represents the fair value of the Company before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11. As a result of adopting fresh start reporting, only the results of operations from the effective time of the reorganization plan, June 15, 1996, are included in the Company's statement of operations.

     Motel revenues totaling $1,431,975 represent revenues from the thee motel properties for the period from June 15, 1996 to December 31, 1996. Motel revenues will decrease in 1997, due to the sale of one of the properties effective June 1, 1997, as discussed in Note L to the financial statements.

     Legal and accounting expenses include professional fees related to the reorganization plan, and are expected to decrease in 1997.

     Franchise fees totaling $89,392 relate to various motel franchise agreements, which call for between 5% and 6% of gross room receipts, plus certain other costs, to be paid for marketing and reservation services and royalty fees.

     In connection with the reorganization plan, the Company entered into employment agreements with certain of the Company's key employees, providing for total compensation of $110,000 per year.

ITEM 7. FINANCIAL STATEMENTS.

     The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years ended December 31, 1996, the Registrant had no principal independent accountant. During the pendency of the 1994 Reorganization described under Item 3. Legal Proceedings above, the Trust utilized the services of LeMaster & Daniels, PLLC, an accounting firm in Spokane, Washington, for the preparation of internal financial statements and compilation of certain projections and analyses in connection with the Modified Plan. Such firm did not serve as the principal independent accountant for Registrant and during the pendency of the 1994 Reorganization through the issuance of the Final Decree on February 11, 1997, the Registrant had no independent accountant. Following the issuance of the Final Decree the Registrant was unable to complete the preparation of financial statements until late fall 1997 due to the continuous involvement of the predecessor of the Company in bankruptcy proceedings since 1988, including the 1988 Reorganization and the 1994 Reorganization, which required confirmation of various items over a nine-year period. During April 1997, the Board of Directors selected Farmer, Fuqua, Hunt & Munselle, P.C. to serve as the independent auditors for the Company for the fiscal year ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors

     The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors is responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to
Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last fixing of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at the annual meeting of stockholders or appointed by the Company's incumbent Board of Directors.

     The current directors of the Company (two of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director in the Articles of Incorporation of the Company filed December 19, 1996. A vacancy exists on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See "Item 12. Certain Relationships and Related Transactions."

     NAME                     AGE          POSITION WITH THE COMPANY

Karl L. Blaha                 49                President

F. Terry Shumate              58                Vice President, Secretary
                                                and Treasurer

     Karl L. Blaha is President (since October 1993) and a director (since June
1996) of American Realty Trust, Inc. ("ART"), a New York Stock Exchange listed entity engaged in real estate, and was Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART. He is also Executive Vice President and Director of Commercial Management (April 1992 to August 1995 and since July 1997) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Continental Mortgage and Equity Trust ("CMET"), a publicly-held real estate investment trust
(REIT), Income Opportunity Realty Investors, Inc. ("IORI"), a publicly-held REIT, Transcontinental Realty Investors, Inc. ("TCI"), a publicly-held REIT, and Syntek Asset Management, Inc. ("SAMI"), the managing general partner of National Realty, L.P. ("NRLP"), an American Stock Exchange listed publicly-held limited partnership, and its operating partnership, National Operating L.P. ("NOLP"); Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company which provides real estate brokerage services and commercial property management services; Executive Vice President and Director of Commercial Management (April 1992 to February 1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"), both publicly-held REITs; partner-director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August 1988); and President of Southmark Commercial Management (March 1986 to August 1988. Mr. Blaha was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

     For more than the past five years, Mr. Shumate has been Vice President, Secretary and Treasurer of Davister Corp. (real estate) in Dallas, Texas, and Vice President and Secretary of Syntek West, Inc. (real estate investment). He has been Secretary and Treasurer of Carmel Realty (property management and real estate brokerage) since June 1992; sole director and President, Secretary and Treasurer of Carmel Realty Services, Inc. (property management) since July 1990; Vice President of SAMI (February 1989 to December 1996); and Vice President of BCM (May 1990 to December 1996); director, Chairman of the Board, Vice President, Secretary and Treasurer of Nevada Sea Investments, Inc. (from May 1995 to March 1997), the owner and holder of 50% of the issued and outstanding common stock of the Company. Mr. Shumate was also a member of the Board of Trustees and Vice President, Secretary and Treasurer of Arlington Realty Investors (now known as Watermark Investors Trust), a publicly-held REIT, from November 10, 1993 until December 5, 1995.

     There are no family relationships among the directors or executive officers of the Company.

MEETINGS AND COMMITTEES OF DIRECTORS

     The Company's Board of Directors acted upon four matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT.

     Under the securities laws of the United States, the Company's directors, executive officers, and any person holding more than 10% of the Company's shares of common stock are required to report their ownership of the Company's shares and any changes in ownership to the Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company's directors, executive officers and 10% holders during 1996. In making these statements, the Company has relied on the written representations of its directors and executive officers and its 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

ITEM 10. EXECUTIVE COMPENSATION.

     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the year ended December 31, 1996, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of December 15, 1997, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL     PERCENT OF
 TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP       CLASS

Shares of Common            Nevada Sea Investments, Inc.            5,285,472        50%
Stock, par value $0.01      10670 North Central Expressway          shares
per share                   Suite 501
                            Dallas, Texas 75231

Shares of Common            Greenbriar Corporation                  2,642,736        25%
Stock, par value $0.01      4265 Kellway Circle                     shares
per share                   Dallas, Texas 75248

-------------
(1)  Based on 10,570,944 shares of common stock outstanding on December
     15, 1997.

     As of December 15, 1997, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL     PERCENT OF
 TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP       CLASS (a)

Shares of Common             Karl L. Blaha                            none           none
Stock, par value $0.01       10670 North Central Expressway
per share                    Suite 300
                             Dallas, Texas 75231

Shares of Common             F. Terry Shumate                         none           none
Stock, par value $0.01       10670 North Central Expressway
per share                    Suite 416
                             Dallas, Texas 75231

Shares of Common             All officers and directors as a group    none           none
Stock, par value $0.01
per share

----------------
(a)  Based on 10,570,944 shares of common stock outstanding on December
     15, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. All principal and interest under such advances is due June 14, 1998. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $261,627 to the Company under the same terms and conditions. As of December 31, 1996, the sum of $511,627 is due and payable to Nevada Sea and/or its affiliates in principal, together with interest thereon at the rate of 8% per annum.

     Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $33,000,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see Note L to the Financial Statements.

     Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties.

     Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at
W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bears interest at 5% per annum for the period from June 1, 1997 to

June 1, 1998 and increases by 1% per annum until it reaches 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. is obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company is committed to loaning to Spokane House, Inc. $160,000 to fund needed renovations on the property.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed herewith as exhibits or incorporated by the references indicated below:

  EXHIBIT
DESIGNATION                DESCRIPTION OF EXHIBIT
-----------                ----------------------

  2.1           Plan of Reorganization (as modified) dated March 22, 1996
                (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  2.2           First Amended Disclosure Statement (as modified) dated March
                22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported
                June 19, 1996).

  2.3 Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  2.4           First Modification to Plan of Reorganization (as modified) dated
                October 29, 1996 (incorporation by reference is made to Exhibit
                2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  2.5           Ex parte Order approving modification to Plan of Reorganization
                (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity
                Properties, Inc. for event reported June 19, 1996).

  2.6           Certificate of the Substantial Consummation dated January
                21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported
                June 19, 1996).

  EXHIBIT
DESIGNATION                DESCRIPTION OF EXHIBIT
-----------                ----------------------

  2.7           Final Decree issued by the Court on February 11, 1997
                (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.1 Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  3.2           Articles of Incorporation of First Equity Properties, Inc.
                filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit
                3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  3.3           Bylaws of First Equity Properties, Inc. as adopted December 20,
                1996 (incorporation by reference is made to Exhibit 3.3 to Form
                8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.4           Agreement and Plan of Merger of Wespac Property Corporation and
                First Equity Properties, Inc. dated December 23, 1996
                (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.5           Articles of Merger of Wespac Property Corporation into First
                Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity
                Properties, Inc. for event reported June 19, 1996).

  EXHIBIT
DESIGNATION                DESCRIPTION OF EXHIBIT
-----------                ----------------------

  3.6(*)        Certificate of Designation of Preferences and Relative
                Participating or Optional of Other Special Rights and
                Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock.

  21(*)         Subsidiaries of the Registrant

  27(*)         Financial Data Schedule

(b)  Reports on Form 8-K.

     During the period covered by this report, no reports on Form 8-K were filed. However, a Current Report on Form 8-K was filed on February 25, 1997, with respect to events occurring during the period covered by this report, reporting events under Items 1 (Changes in Control of Registrant), 3 (Bankruptcy Receivership), 5 (Other Events), and 7 (Financial Statements and Exhibits).

     In addition, on March 25, 1997 the Company filed with the Securities and Exchange Commission a Form 8-B Registration Statement (Registration of Securities of Certain Successor Issuers) relating to the transaction of succession and issuance of the Company's Common Stock described in Items 1. and
3. above and in the Form 8-K Current Report filed February 25, 1997.

----------
(*)  Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                             FIRST EQUITY PROPERTIES, INC.

Dated: December 31, 1997

                                             By /s/ F. Terry Shumate
                                               -------------------------------
                                                  F. Terry Shumate, Director,
                                                  Vice, President, Secretary
                                                  and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/ Karl L. Blaha            Director and President         December 31, 1997
-----------------------      (Principal Executive
Karl L. Blaha                Officer)

/s/ F. Terry Shumate         Director, Vice                 December 31, 1997
-----------------------      President, Secretary
F. Terry Shumate             and Treasurer
                             (principal financial
                             and accounting
                             officer)

                          INDEX TO FINANCIAL STATEMENTS



                                                                                     Page
                                                                                     ----
INDEPENDENT AUDITOR'S REPORT                                                         F-1

FINANCIAL STATEMENTS

         Balance sheet as of December 31, 1996                                       F-2

         Statement of operations for the period from June 15, 1996 (fresh start)
            through December 31, 1996                                                F-3

         Statement of changes in shareholders' equity for the period from June
            15, 1996 (fresh start) through December 31, 1996                         F-4

         Statement of cash flows for the period from June 15, 1996 (fresh start)
            through December 31, 1996                                                F-5

         Notes to financial statements                                               F-6

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

               [FARMER, FUQUA, HUNT & MUNSELLE, P.C. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
First Equity Properties, Inc.

We have audited the accompanying balance sheet of First Equity Properties, Inc. (formerly WesPac Investors Trust III) as of December 31, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for the period from June 15, 1996 (fresh start) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Notes 1 and 2 to the financial statements, effective June 15, 1996, the Company emerged from bankruptcy. In accordance with an American Institute of Certified Public Accountants' Statement of Position, the Company has adopted "fresh start" reporting, whereby its assets, liabilities and new capital structure have been adjusted to reflect fair values as of June 15, 1996. As a result, the financial statements for periods subsequent to June 15, 1996 reflect this basis of reporting and are not necessarily comparable to the Company's pre-reorganization financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the period from June 15, 1996 (fresh start) through December 31, 1996, in conformity with generally accepted accounting principles.




/s/ FARMER, FUQUA, HUNT & MUNSELLE, P.C.
FARMER, FUQUA, HUNT & MUNSELLE, P.C.

August 8, 1997
Dallas, Texas

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                                  BALANCE SHEET
                                December 31, 1996


                                     ASSETS

Motel property and equipment, less
 accumulated depreciation of $129,136                          $ 5,678,361
Cash and cash equivalents                                           76,355
Account receivable - trade                                          47,657
Prepaid expenses                                                    20,492
                                                               -----------

                                                               $ 5,822,865
                                                               ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes Payable                                                  $ 3,875,538
Notes Payable - Related Parties                                    511,627
Accounts payable - trade                                           181,494
Accrued liabilities                                                102,554
Other current liabilities                                           84,086
                                                               -----------

         Total liabilities                                       4,755,299


Commitments and contingencies                                           --

Shareholders' Equity
 Preferred stock, $0.01 par, 5,000,000 shares
   authorized, none issued or outstanding                               --
 Common stock, $0.01 par, 40,000,000 shares
   authorized, 10,570,944 shares issued and outstanding            105,710
 Capital in excess of par value                                  1,281,548
 Retained earnings (deficit)                                      (319,692)
                                                               -----------

         Total shareholders' equity                              1,067,566
                                                               -----------

                                                               $ 5,822,865
                                                               ===========

    The accompanying notes are an integral part of this financial statement.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                             STATEMENT OF OPERATIONS
   For the Period from June 15, 1996 (fresh start) through December 31, 1996


Revenue
  Motel                                                  $  1,431,975
  Other                                                        43,856
                                                         ------------

                                                            1,475,831
Operating expenses
  Salaries and wages                                          532,109
  Legal and accounting                                        209,341
  Other operating expenses                                    140,164
  Depreciation and amortization                               129,136
  Telephone and utilities                                     119,469
  General and administrative                                  101,554
  Insurance and taxes                                          97,255
  Repairs and maintenance                                      97,223
  Franchise fees                                               89,392
  Advertising and promotion                                    69,934
                                                         ------------

         Total operating expenses                           1,585,577
                                                         ------------

Loss from operations                                         (109,746)

Other expenses
  Interest expense                                           (209,946)
                                                         ------------

         Net loss                                        $   (319,692)
                                                         ============

Loss per share                                           $       (.03)
                                                         ============

Weighted average shares outstanding                        10,570,944
                                                         ============


    The accompanying notes are an integral part of this financial statement.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
   For the Period from June 15, 1996 (fresh start) through December 31, 1996




                                  Common Stock                 Capital          Retained
                           ---------------------------        in excess         earnings          Total
                             Shares          Amount            of par          (deficit)          equity
                           -----------     -----------     --------------     -----------      -----------
Balances at
     June 15, 1996          10,570,944     $   105,710     $ 1,281,548        $        --      $ 1,387,758

Net loss                            --              --                 --        (319,962)        (319,692)
                           -----------     -----------     --------------     -----------      -----------


Balances at
     December 31, 1996      10,570,944     $   105,710     $    1,281,548     $  (319,962)     $ 1,067,566
                           ===========     ===========     ==============     ===========      ===========


   The accompanying notes are an integral part of this financial statements.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                             STATEMENT OF CASH FLOWS
   For the Period from June 15, 1996 (fresh start) through December 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                         $(319,692)
   Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                129,136
   (Increase) decrease in
       Accounts receivable - Trade                                                   36,840
       Prepaid expenses                                                              (2,013)
   Increase (decrease) in
       Accounts payable                                                              99,028
       Accrued expenses                                                              18,166
       Other current liabilities                                                   (313,970)
                                                                                  ---------

  Net cash used in operating activities                                            (352,505)
                                                                                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                              (107,496)
                                                                                  ---------

         Net cash used in investing activities                                     (107,496)
                                                                                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                    511,627
   Payments on long term debt                                                      (120,966)
                                                                                  ---------

         Net cash provided by financing activities                                  390,661
                                                                                  ---------

Net decrease in cash and cash equivalents                                           (69,340)

Cash and cash equivalents at beginning of period                                    145,695
                                                                                  ---------

Cash and cash equivalents at end of period                                        $  76,355
                                                                                  =========

Supplemental Cash Flow Information:
   Interest paid                                                                  $ 174,211
                                                                                  =========

     The accompanying notes are an integral part this financial statement.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A - HISTORY

         WesPac Investors Trust III ("WesPac), a California business trust, was originally organized on August 22, 1983. Since April 1988, WesPac has been the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code. On April, 13, 1988, WesPac filed a Voluntary Petition in Bankruptcy (the "1988 Reorganization") which resulted in a Plan of Reorganization approved and confirmed by the Court on March 29, 1989 with certain amendments, and which was closed by the Court on August 21, 1992. Pursuant to the 1988 Reorganization, WesPac liquidated all real estate assets except three hotel properties located in Spokane, Washington.

         On January 24, 1994, WesPac again instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of Washington (the "1994 Reorganization"). A Plan of Reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996 and entered May 20, 1996. Although WesPac did not obtain a Final Decree in the 1994 Reorganization until later, effective with the opening of business on June 15, 1996, the Plan became effective for purposes of resolution of all claims against WesPac, as well as for a resolution of certain legal disputes, in exchange for cash, new indebtedness and/or new equity securities.

         The Plan was amended by Order entered October 29, 1996 approving the First Modification to Plan of Reorganization (the "Modified Plan"). Pursuant to the Modified Plan, there was distributed to the shareholders of WesPac a proposal to convert WesPac from a California business trust into a Nevada corporation through the "Incorporation Procedure" described therein, coupled with a change in the name of the resulting entity. Such proposal was distributed to the shareholders of WesPac, who on November 29, 1996 approved the proposal by a vote in excess of 84% in favor. The Incorporation Procedure was implemented and resulted in transaction of succession which created First Equity Properties, Inc. (the "Company") as the ultimate successor-in-interest to WesPac, with each of the shareholders of WesPac prior to commencement of the Incorporation Procedure becoming shareholders of the Company on a one-for-one exchange basis. The Company, which was incorporated in Nevada on December 19, 1996, was the surviving entity following the incorporation of WesPac into a California corporation and subsequent merger of that California corporation with and into the Company accomplished by Articles of Merger and a Plan of Merger filed in the States of California and Nevada on December 24, 1996. The Company automatically, by operation of law, succeeded to all of the assets, rights, duties, liabilities and obligations of the California corporation (as the immediate successor to WesPac) upon the effectiveness of the Merger on December 24, 1996.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE A - HISTORY - CONTINUED

         In general, the Modified Plan provided for the cancellation of the former publicly-held shares on the effective date of the Modified Plan with one share of the Company deemed to be exchanged for each former publicly-held share with the former public shareholders to hold, in the aggregate, 25% of the equity interest in the Company (an aggregate of 2,642,736 shares of Common Stock, par value $0.01 per share of the Company).

         Confirmation of the Modified Plan served to re-vest all assets of the estate of WesPac free and clear of all liabilities, except those payable pursuant to the Modified Plan. Under the Modified Plan, WesPac retained the Spokane Motel Properties and all allowed claims were provided for or paid.

NOTE B - FRESH START REPORTING

         In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7") the Company was required to adopt "fresh start" reporting and reflect the effects of such adoption in the financial statements as of June 15, 1996. The ongoing impact of the adoption of fresh-start reporting is reflected in the financial statements for the period ended December 31, 1996. SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Company's new common stock and the reorganization value of the assets of the reorganized company was less than the total of all postpetition liabilities and allowed claims.

         In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets immediately after its emergence from Chapter 11. The reorganization value of the Company was determined, after extensive negotiations between the Company and its creditors, to be $1,387,258. The reorganization value was based on, among other things, discounted projected cash flows for the reorganized company and real estate appraisals. The projected cash flows include assumptions as to anticipated revenues, operating expenses, and capital expenditures.

         SOP 90-7 requires an allocation of the reorganization value in conformity with the procedures specified by Accounting Principles Board Opinion 16, "Business Combinations", for transactions reported on the basis of the purchase method. In applying SOP 90-7, the Company allocated $5,700,000 to motel properties in recognition of their current appraised value and settled $800,000 of bankruptcy claims by issuing new common stock. The adjustments to reflect the consummation of the Plan and the adjustments to record assets and liabilities at their fair values have been reflected in the accompanying financial statements.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         Property, Equipment, Depreciation and Amortization

         Property and equipment in place on June 15, 1996 are stated at fair value in accordance with fresh-start reporting. Additions are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets on the straight line method. Maintenance and repairs of a routine nature are charged to expense. Renewals and betterments which extend the useful life of existing assets are capitalized and depreciated over their estimated useful lives.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes

         In 1996, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

         Credit Risk

         In the normal course of business the Company extends unsecured credit to motel guests. The Company performs ongoing credit evaluations of these customers. The Company places its cash investments in high credit quality institutions and, by policy, limits the amount of credit exposure to any one institution.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Loss per Share

         Per share information is computed using weighted average common and common equivalent shares outstanding during the respective periods.

NOTE D - PROPERTY AND EQUIPMENT

         Land and Improvements                               $   984,578
         Buildings and Improvements                            4,269,173
         Furniture and fixtures                                  553,746
                                                             -----------

                                                               5,807,497
         Less accumulated depreciation  and amortization        (129,136)
                                                             -----------

                                                             $ 5,678,361
                                                             ===========

NOTE E - ACCRUED EXPENSES

          Accrued payroll and payroll taxes     $ 53,517
          Accrued interest                        27,184
          Accrued property taxes                  21,853
                                                --------

                                                $102,554
                                                ========

NOTE F - NOTES PAYABLE

         Mortgage notes payable to a
         bank, bearing interest at 3.5%
         in excess of the U.S. T-Bill
         rate (as defined), payable in
         monthly installments of $39,219
         including interest through
         maturity on April 1, 1998;
         collateralized by all motel
         property and equipment                   $ 3,433,769

         Bankruptcy claim payable,
         unsecured, at 10% per annum,
         payable in annual installments
         of $ 22,858 through June 2000                 91,429

         Bankruptcy claims payable,
         unsecured, at 8% per annum,
         payable in annual installments
         of $ 73,000 through June 2001                350,340
                                                  -----------

                                                    3,875,538
           Less current portion                      (265,446)
                                                  -----------

                                                  $ 3,610,092
                                                  ===========

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE F - NOTES PAYABLE - CONTINUED

         At December 31, 1996 maturities of notes payable are as follows:

          1997                                             $  265,446
          1998                                              3,381,747
          1999                                                 98,858
          2000                                                 98,855
          2001                                                 30,632
                                                           ----------

                                                           $3,875,538
                                                           ==========


NOTE G - NOTES PAYABLE - RELATED PARTIES

         On June 25, 1996, in connection with the confirmed bankruptcy plan, a new shareholder, Nevada Sea Investments, Inc. ("Nevada Sea"), loaned the Company $250,000, unsecured, bearing interest at 8% per annum. All principal and interest is due June 14, 1998. Subsequent to the initial loan, Nevada Sea or its affiliates advanced another $261,627 to the Company under similar terms. At December 31, 1996, $511,627 is due to Nevada Sea or its affiliates.

NOTE H - CAPITAL TRANSACTIONS

         In connection with the Modified Plan, the former public shareholders of WesPac, other than Greenbriar Corporation ("Greenbriar"), formerly Medical Resource Companies of America, were to hold, in the aggregate, 25% of the new equity interest in the reorganized entity. The former public shareholders received the equivalent of 2,642,736 new shares of Common Stock in the Company, with all old shares of beneficial interest being canceled.

         Pursuant to the Modified Plan, Greenbriar received 25% (2,642,736 shares) of new common stock in exchange for 5,724,692 shares of old common stock acquired from U.S. Real Estate Advisors ("USREA"). USREA received its shares through exercise of warrants issued in connection with the 1988 Reorganization. Nevada Sea was deemed to exercise an option to receive all such shares. In addition, in the compromise of its claim as a judgment creditor, Greenbriar was to receive, pursuant to the Modified Plan, 50% of the issued and outstanding shares, but prior to the effective time of the Modified Plan, Greenbriar entered into an arrangement pursuant to which Greenbriar conveyed to Nevada Sea one-half of that claim, resulting in an undivided 25% out of an aggregate of 50% of the new equity of the resulting entity to be issued to each of Nevada Sea and Greenbriar in consideration of the cancellation of certain indebtedness. As a result, prior to the implementation of the Modified Plan, the former public shareholders held an undivided 25% ownership in the reorganized entity, Greenbriar held an undivided 25% ownership in the reorganized entity, and Nevada Sea held an undivided 50% ownership interest in the reorganized entity.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE I - INCOME TAXES

         SFAS 109 provides for deferred tax assets for such items as depreciation and amortization timing differences and net operating loss
         (NOL) carryforwards. Due to the Company's history of operating losses and uncertainties regarding realization of the tax benefits in future years, all such deferred tax assets have been fully offset by valuation allowances.

         At December 31, 1996, the following NOL carryforwards are available:

          Expiration Date                              Amount
              2000                                  $ 4,660,000
              2001                                    2,026,000
              2002                                    6,512,000
              2003                                    5,735,000
              2004                                    9,386,000
              2005                                    9,985,000
              2008                                      191,000
              2011                                      159,000
                                                    -----------

                                                    $38,654,000
                                                    ===========

NOTE J - RELATED PARTY TRANSACTIONS

         Other than as disclosed elsewhere in these financial statements, the Company had the following related party transactions:

         Effective January 1, 1997 the Company contracted with Regis Management Corporation (Regis) to manage the day to day operations of the motel properties for 5% of gross revenues. Regis is a subsidiary of Carmel, Realty, Inc., which was acquired by the Company after year-end. (See Note L.)

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE K - COMMITMENTS AND CONTINGENCIES

         The Company leases land for one of the motel properties, under an operating lease, at a monthly base rent plus a consumer price index factor (total monthly payment of $7,344 at December 31, 1996) through April 30, 2028 with an option to renew, under certain conditions, through April 30, 2054. During the period ended December 31, 1996, land lease expense was $49,953. The estimated annual minimum lease payments remaining on the initial lease term as of December 31, 1996 are:

                  1997                     $   88,128
                  1988                         88,128
                  1999                         88,128
                  2000                         88,128
                  2001                         88,128
               Thereafter                   2,408,832
                                           ----------
                                           $2,849,472
                                           ==========

         The Company has various motel franchise agreements calling for between 5% and 6% of gross room receipts, plus certain other costs, be paid for marketing and reservation services and royalty fees.

         The Company is involved in various legal actions incidental to its business. In Management's opinion, none of these actions will have a material adverse effect on the Company's financial position.

NOTE L - SUBSEQUENT EVENTS

         Effective June 1, 1997, the Company sold one of the motel properties to a former officer and director of the Company, and paid off the underlying mortgage, in return for a note receivable with a face amount of $1,475,000 from the buyer. The note bears interest at 5% for the period from June 1, 1997 to June 1, 1998, and increases by 1% per year until it reaches 9% for the period from June 1, 2001 to July 10, 2002, and is collateralized by a deed of trust on the property and a security agreement on the related personal property. Interest only is due in monthly installments beginning in July 1997, for a period of 60 months. The entire balance is due on July 10, 2002. At the maturity of the note, the buyer is obligated to pay the lower of the total of the unpaid principal and interest due on the note, or the appraised value of the property as of June 1, 2002. Accordingly, the note receivable has been recorded at an amount equal to its book basis, resulting in no gain or loss on the transaction. In addition, the Company committed to loaning the buyer $160,000 to fund needed renovations on the property.

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE L - SUBSEQUENT EVENTS - CONTINUED

         Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. (the "Acquired Companies"), for a purchase price of approximately $33,000,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). The Preferred Stock has a right to cumulative cash dividends of $80 per share per annum; payment of $1,000 per share in the event of dissolution, liquidation or winding up of the Company before any distribution is made by the Company to its common shareholders; optional redemption at any time at a price of $1,000 per share, plus cumulative dividends; no right of conversion into any other securities of the Company; and no voting rights, except as may be required by law.

         The acquisition will be accounted for using the purchase method of accounting. The following table presents, on a pro forma basis, a condensed unaudited consolidated balance sheet at December 31, 1996, giving effect to the acquisition as if it had occurred on that date:

         Unaudited

         Net property and equipment                  $ 5,740,000
         Other assets                                 46,406,000
                                                     -----------

                                                     $52,146,000
                                                     ===========

         Other liabilities                           $11,279,000
         Long-term debt                                4,122,000
         Equity                                       36,745,000
                                                     -----------

                                                     $52,146,000
                                                     ===========

         The Company's consolidated statement of earnings will not include the revenues and expenses of the Acquired Companies until the year ended December 31, 1997. The following unaudited pro forma results were developed assuming the Acquired Companies had been acquired on June 15, 1996 (fresh start):

                          FIRST EQUITY PROPERTIES, INC.
                      (FORMERLY WESPAC INVESTORS TRUST III)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE L - SUBSEQUENT EVENTS - CONTINUED

         Unaudited

         Net sales                                    $7,313,000
         Net earnings (loss)                           4,505,000
         Earnings per share                                 0.43


         A brokerage commission totaling approximately $498,000 was recognized by Carmel Realty, Inc. in a prior period, on a sales transaction which had a repurchase option. Although management believes the repurchase option will not be exercised, if it were, Carmel Realty, Inc. would be obligated to refund the commission.

                               INDEX TO EXHIBITS

EXHIBIT
DESIGNATION     DESCRIPTION OF EXHIBIT
-----------     ----------------------

  2.1           Plan of Reorganization (as modified) dated March 22, 1996
                (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  2.2           First Amended Disclosure Statement (as modified) dated March
                22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported
                June 19, 1996).

  2.3 Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  2.4           First Modification to Plan of Reorganization (as modified) dated
                October 29, 1996 (incorporation by reference is made to Exhibit
                2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  2.5           Ex parte Order approving modification to Plan of Reorganization
                (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity
                Properties, Inc. for event reported June 19, 1996).

  2.6           Certificate of the Substantial Consummation dated January
                21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported
                June 19, 1996).

EXHIBIT
DESIGNATION     DESCRIPTION OF EXHIBIT
-----------     ----------------------

  2.7           Final Decree issued by the Court on February 11, 1997
                (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.1 Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  3.2           Articles of Incorporation of First Equity Properties, Inc.
                filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit
                3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

  3.3           Bylaws of First Equity Properties, Inc. as adopted December 20,
                1996 (incorporation by reference is made to Exhibit 3.3 to Form
                8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.4           Agreement and Plan of Merger of Wespac Property Corporation and
                First Equity Properties, Inc. dated December 23, 1996
                (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19,
                1996).

  3.5           Articles of Merger of Wespac Property Corporation into First
                Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity
                Properties, Inc. for event reported June 19, 1996).

EXHIBIT
DESIGNATION     DESCRIPTION OF EXHIBIT
-----------     ----------------------
  3.6(*)        Certificate of Designation of Preferences and Relative
                Participating or Optional of Other Special Rights and
                Qualifications, Limitations or Restrictions thereof of the
                Series A 8% Cumulative Preferred Stock.

  21(*)         Subsidiaries of the Registrant

  27(*)         Financial Data Schedule

----------
(*)  Filed herewith.