Form 10-Q
period 1997-03-31
FIRST EQUITY PROPERTIES INC
filed 1998-04-24
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

                                                                 0-11777
Commission file number
                      ----------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

               Nevada                                     95-6799846
                                               ---------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                           Identification No.)

           10670 N. Central Expressway, Suite 410, Dallas, Texas 75231
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      .    No
   ------        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      .    No  X
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1997, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 1997


                                      INDEX



Part I Financial Information:                                                                      Page No.

   Item 1.    Financial Statements.
     Consolidated Balance Sheets
       March 31, 1997 (Unaudited) and December 31, 1996.................................................3

     Consolidated Statement of Operations (Unaudited)
       Three Months Ended March 31, 1997................................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 1997................................................................5

     Notes to Consolidated Financial Statements.........................................................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................8

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                     ASSETS



                                                                              March 31, 1997   Dec. 31, 1996
                                                                              --------------   --------------
Motel property and equipment, less accumulated
   depreciation of $258,000 and $129,136, respectively                        $    5,727,538   $    5,678,361
Cash and cash equivalents                                                            507,462           76,355
Account receivable - trade                                                           721,470           47,657
Account receivable - affiliates                                                    3,133,030               --
Prepaid expenses                                                                     106,646           20,492
Investments                                                                       32,044,508               --
Goodwill, net of amortization                                                      3,016,004               --
Deferred tax asset                                                                   434,765               --
                                                                              --------------   --------------

                                                                              $   45,691,423   $    5,822,865
                                                                              ==============   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                                 $    3,823,332   $    3,875,538
Notes payable - related parties                                                      809,286          511,627
Accounts payable - trade                                                             158,597          181,494
Accrued liabilities                                                                  275,495          102,554
Other current liabilities                                                                 --           84,086
Income taxes payable                                                                  48,913               --
                                                                              --------------   --------------

       Total liabilities                                                           5,115,623        4,755,299

Minority interest in limited partnership                                           4,208,098               --

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000 shares authorized;
     32,500 shares issued and outstanding;
     stated at liquidation value                                                  32,500,000               --
   Other preferred stock, $.01 par value;  4,960,000 shares
     authorized;  none issued or outstanding                                              --               --
Common stock, $0.01 par, 40,000,000 shares
   authorized, 10,570,944 shares issued and outstanding                              105,710          105,710
Capital in excess of par value                                                     1,281,548        1,281,548
Retained earnings (deficit)                                                        2,480,444         (319,692)
                                                                              --------------   --------------

         Total shareholders' equity                                               36,367,702        1,067,566
                                                                              --------------   --------------

                                                                              $   45,691,423   $    5,822,865
                                                                              ==============   ==============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1997


Revenue
   Commission income                                                          $    2,284,199
   Management fee income                                                           1,255,297
   Motel                                                                             368,734
   Consulting fee income                                                             230,007
   Other                                                                             555,900
                                                                              --------------

                                                                                   4,694,137

Operating expenses
   Salaries and wages                                                                852,065
   General and administrative                                                        601,434
   Other operating expenses                                                          209,294
   Minority interest in limited partnership                                          144,967
   Depreciation and amortization                                                      90,287
   Telephone and utilities                                                            65,996
   Repairs and maintenance                                                            61,679
   Insurance and taxes                                                                60,953
   Franchise fees                                                                     35,345
   Advertising and promotion                                                          20,255
   Legal and professional fees                                                        12,962
                                                                              --------------

       Total operating expenses                                                    2,155,237

Income from operations                                                             2,538,900

Other expenses
   Interest expense                                                                 (124,616)

Earnings before income taxes                                                       2,414,284

Deferred tax benefit                                                                 434,765
Current tax provision                                                                (48,913)

                                                                                     385,852

       Net income                                                             $    2,800,136
                                                                              ==============

                                       4

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the three months ended March 31, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $    2,800,136
     Adjustments to reconcile net income to net cash used for operating activities
       Depreciation and amortization                                                         90,287
       Minority  interest in limited partnership                                            144,967
     (Increase) decrease in
       Accounts receivable - trade                                                          344,863
       Accounts receivable - affiliate                                                   (2,490,740)
       Prepaid expenses and other                                                            19,913
       Deferred tax asset                                                                  (434,765)
     Increase (decrease) in
       Accounts payable                                                                     (97,153)
       Accrued expenses                                                                    (230,733)
       Other current liabilities                                                           (439,992)
       Accounts payable - affiliate                                                         190,641
       Income taxes payable                                                                  48,913
                                                                                     --------------

           Net cash used for operating activities                                           (53,663)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                       (58,788)
   Net cash acquired from acquisition                                                       298,105

           Net cash provided by investing activities                                        239,317

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                            297,659
   Payments on long term debt                                                               (52,206)
                                                                                     --------------

           Net cash provided by financing activities                                        245,453
                                                                                     --------------

Net increase in cash and cash equivalents                                                   431,107

Cash and cash equivalents at beginning of period                                             76,355
                                                                                     --------------

Cash and cash equivalents at end of period                                           $      507,462
                                                                                     ==============


                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                    For the three months ended March 31, 1997


Noncash investing and financing activities
   Preferred stock  issued for acquisition                                    $   32,500,000

Details of acquisition
   Fair value of assets acquired                                                  34,171,349
   Liabilities assumed                                                            (4,706,322)
   Goodwill                                                                        3,034,973
   Stock issued                                                                  (32,500,000)
                                                                              --------------
   Cash paid                                                                              --
   Plus: cash acquired                                                               298,105
                                                                              --------------
   Net cash acquired from acquisition                                         $      298,105
                                                                              ==============


                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1996.

         As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1996, effective with the opening of business on June 15, 1996, the Company's plan of reorganization became effective. At that time, the Company was required to adopt fresh start reporting. As a result of the Company's emergence from the plan of reorganization and the adoption of "fresh start" reporting, comparative quarterly information was not available for inclusion in this Form 10-WQ.

NOTE B - ACQUISITION

         Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd (the " Acquired Companies"), for a purchase price of $32,500,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). The Preferred Stock has a right to cumulative cash dividends of $80 per share per annum; payment of $1,000 per share in the event of dissolution, liquidation or winding up of the Company before any distribution is made by the Company to its common shareholders; optional redemption at any time at a price of $1,000 per share, plus cumulative dividends; no right of conversion into any other securities of the Company; and no voting rights, except as may be required by law. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the Acquired Companies' results of operations are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $3,035,000 and is being amortized over 40 years.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1997

For the quarter, net income was $2,800,136. Revenues totaled $4,694,137. Operating expenses were $2,155,237 and interest expense totaled $124,616. The income tax benefit was due to utilization of operating loss carryforwards generated in prior years. All these categories are significantly higher than prior periods due to the previously mentioned acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

Financial Condition and Liquidity

At March 31, 1997, the Company had total assets of $45,691,423 and total liabilities of $5,115,623. Of the total assets, $507,462 was held in cash. The increases from the December 31, 1996 year end are due to the previously mentioned acquisition.



Part II Other Information

     Item 6.    Exhibits and Reports on Form 8 - K

       (a)    Exhibits - Financial Data Schedule

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST EQUITY PROPERTIES, INC.


April 23, 1998                       /s/ F. Terry Shumate, Director,
                                         Vice President, Secretary and Treasurer

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------



27.1                    Financial Data Schedule