Form 10-Q
period 1997-06-30
FIRST EQUITY PROPERTIES INC
filed 1998-04-24
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to


Commission file number                  0-11777
                      ----------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                Nevada                                            95-6799846
                                                            --------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                                 Identification No.)

           10670 N. Central Expressway, Suite 410, Dallas, Texas 75231
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
            ----------------------------------------------------------
              (Registrant's telephone number, including area code)

            ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     .    No
   -----       -----

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

Yes      .    No  X
   -----        -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1997, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                  June 30, 1997


                                      INDEX



Part I Financial Information:                                                                    Page No.

   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       June 30, 1997 (Unaudited) and December 31, 1996...............................................3

     Consolidated Statement of Operations (Unaudited)
       Six Months Ended June 30, 1997................................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Six Months Ended June 30, 1997................................................................5

     Notes to Consolidated Financial Statements......................................................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K.......................................................8

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                          June 30, 1997    Dec. 31, 1996
                                                         --------------    -------------
Motel property and equipment, less accumulated
   depreciation of $310,680 and $129,136, respectively      $ 5,725,845      $ 5,678,361
Cash and cash equivalents                                       250,505           76,355
Account receivable - trade                                      992,009           47,657
Account receivable - affiliates                               3,589,463              ---
Prepaid expenses                                                106,896           20,492
Investments                                                  41,526,000              ---
Goodwill, net of amortization                                 2,997,035              ---
Deferred tax asset                                            2,588,183              ---
                                                            -----------      -----------

                                                            $57,775,936      $ 5,822,865
                                                            ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                    $ 2,873,161      $ 3,875,538
Notes payable - related parties                                    2,172,165          511,627
Accounts payable - trade                                              64,845          181,494
Accrued liabilities                                                  207,803          102,554
Other current liabilities                                                ---           84,086
Income taxes payable                                                 291,185              ---
                                                                 -----------      -----------

       Total liabilities                                           5,609,159        4,755,299

Minority interest in limited partnership                           5,102,805              ---

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000
     shares authorized; 32,500
     shares issued and outstanding;
     stated at liquidation value                                  32,500,000              ---
   Other preferred stock, $.01 par value;  4,960,000 shares
     authorized;  none issued or outstanding                             ---              ---
Common stock, $0.01 par, 40,000,000 shares
   authorized, 10,570,944 shares issued and outstanding              105,710          105,710
Capital in excess of par value                                     1,281,548        1,281,548
Retained earnings (deficit)                                       13,176,714         (319,692)
                                                                 -----------      -----------

       Total shareholders' equity                                 47,063,972        1,067,566
                                                                 -----------      -----------

                                                                 $57,775,936      $ 5,822,865
                                                                 ===========      ===========

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                 Three months        Six Months
                                                    ended              ended
                                                 June 30, 1997      June 30, 1997
                                                 -------------      ------------
Revenue
   Commission income                             $  5,482,515       $  7,766,714
   Consulting fee income                            3,995,576          4,225,583
   Management fee income                            1,412,973          2,668,270
   Motel                                              532,430            901,164
   Other                                              541,338          1,097,238
                                                 ------------       ------------

                                                   11,964,832         16,658,969

Operating expenses
   Salaries and wages                                 667,678          1,519,743
   General and administrative                         859,241          1,460,675
   Minority interest in limited partnership           894,707          1,039,674
   Other operating expenses                           325,900            535,194
   Depreciation and amortization                       71,650            161,937
   Insurance and taxes                                 59,255            120,208
   Repairs and maintenance                             40,973            102,652
   Franchise fees                                      37,565             72,910
   Telephone and utilities                              5,315             71,311
   Advertising and promotion                           30,448             50,703
   Legal and professional fees                         78,527             91,489
                                                 ------------       ------------

       Total operating expenses                     3,071,259          5,226,496
                                                 ------------       ------------

Income from operations                              8,893,573         11,432,473

Other expenses
   Interest expense                                  (108,449)          (233,065)
                                                 ------------       ------------

Earnings before income taxes                        8,785,124         11,199,408

Deferred tax benefit                                2,153,418          2,588,183
Current tax provision                                (242,272)          (291,185)
                                                 ------------       ------------

                                                    1,911,146          2,296,998
                                                 ------------       ------------

       Net income                                $ 10,696,270       $ 13,496,406
                                                 ============       ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $ 13,496,406
     Adjustments to reconcile net income to net cash used for operating activities
       Depreciation and amortization                                              161,937
       Minority  interest in limited partnership                                1,039,674
     (Increase) decrease in
       Accounts receivable - trade                                                 74,328
       Accounts receivable - affiliates                                       (13,317,028)
       Prepaid expenses and other                                                  20,166
       Deferred tax asset                                                      (2,588,183)
     Increase (decrease) in
       Accounts payable                                                          (118,360)
       Accrued expenses                                                          (180,329)
       Other current liabilities                                                 (439,992)
       Income taxes payable                                                       291,185
                                                                             ------------

           Net cash used for operating activities                              (1,560,196)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                            (109,775)
   Net cash acquired from acquisition                                             298,105

           Net cash provided by investing activities                              188,330

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                1,660,538
   Payments on long term debt                                                    (114,522)
                                                                             ------------

           Net cash provided by financing activities                            1,546,016
                                                                             ------------

Net increase in cash and cash equivalents                                         174,150

Cash and cash equivalents at beginning of period                                   76,355
                                                                             ------------

Cash and cash equivalents at end of period                                   $    250,505
                                                                             ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                     For the six months ended June 30, 1997


Noncash investing and financing activities:
   Preferred stock  issued for acquisition       $ 32,500,000
   Long term debt paid by related party               887,855
   Stock issued to company to retire debt           9,482,000

Details of acquisition:
   Fair value of assets acquired                   34,171,349
   Liabilities assumed                             (4,706,322)
   Goodwill                                         3,034,973
   Stock issued                                   (32,500,000)
                                                 ------------
   Cash paid                                              ---
   Plus: cash acquired                                298,105
                                                 ------------
   Net cash acquired from acquisition            $    298,105
                                                 ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


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

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES




Item 2.    Managements Discussion and Analysis of
             of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 1997

Net income for the period was $13,496,406. Revenues totaled $16,658,969. Operating expenses were $5,226,496 and interest expense totaled $233,065. The income tax benefit was due to utilization of operating loss carryforwards generated in prior years. All these categories are significantly higher than prior periods due to the previously mentioned acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

Three months ended June 30, 1997

For the quarter, revenues were $11,964,832. Total operating expenses were $3,071,259 and interest expense totaled $108,449. The income tax benefit was due to utilization of operating loss carryforwards generated in prior years. Net income was $10,696,270. All these categories are significantly higher than prior year due to the previously mentioned acquisition.


Financial Condition and Liquidity

At June 30, 1997, the Company had total assets of $57,775,936 and total liabilities of $5,609,159. Of the total assets, $250,505 was held in cash. The increases from the December 31, 1996 year end are due to the previously mentioned acquisition.



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

                                           FIRST EQUITY PROPERTIES, INC.


April 23, 1998                             /s/ F. Terry Shumate, Director
                                               Vice President, Secretary
                                               and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                  DESCRIPTION
-------                  -----------
27.1                 Financial Data Schedule