Form 10-Q
period 1997-09-30
FIRST EQUITY PROPERTIES INC
filed 1998-04-24
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________________ to ___________________

Commission file number               0-11777
                       --------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                  Nevada                                    95-6799846
---------------------------------------------       ---------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)

           10670 N. Central Expressway, Suite 410, Dallas, Texas 75231
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes      .    No   X
    -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1997, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                               September 30, 1997


                                      INDEX



Part I Financial Information:                                                              Page No.

   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       September 30, 1997 (Unaudited) and December 31, 1996...................................3

     Consolidated Statement of Operations (Unaudited)
       Nine Months Ended September 30, 1997...................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1997...................................................5

     Notes to Consolidated Financial Statements...............................................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K................................................8

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                         Sept. 30, 1997     Dec. 31, 1996
                                                                         --------------     -------------

Motel property and equipment, less accumulated
   depreciation of $341,298 and $129,136, respectively                     $ 5,734,896       $ 5,678,361
Cash and cash equivalents                                                       62,110            76,355
Account receivable - trade                                                   1,082,039            47,657
Account receivable - affiliates                                              9,363,206              --
Prepaid expenses                                                               150,280            20,492
Investments                                                                 41,526,000              --
Goodwill, net of amortization                                                2,978,066              --
Deferred tax asset                                                           3,766,135              --
                                                                           -----------       -----------

                                                                           $64,662,732       $ 5,822,865
                                                                           ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                              $ 2,846,156       $ 3,875,538
Notes payable - related parties                                              2,228,020           511,627
Accounts payable - trade                                                        83,324           181,494
Accrued liabilities                                                            520,549           102,554
Other current liabilities                                                         --              84,086
Income taxes payable                                                           423,711              --
                                                                           -----------       -----------

         Total liabilities                                                   6,101,760         4,755,299

Minority interest in limited partnership                                     5,354,423              --

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000 shares
     authorized; 32,500 shares issued and outstanding;
     stated at liquidation value                                            32,500,000              --
   Other preferred stock, $.01 par value;  4,960,000 shares
     authorized;  none issued or outstanding                                      --                --
Common stock, $0.01 par, 40,000,000 shares
   authorized, 10,570,944 shares issued and outstanding                        105,710           105,710
Capital in excess of par value                                               1,281,548         1,281,548
Retained earnings (deficit)                                                 19,319,291          (319,692)
                                                                           -----------       -----------

         Total shareholders' equity                                         53,206,549         1,067,566
                                                                           -----------       -----------

                                                                           $64,662,732       $ 5,822,865
                                                                           ===========       ===========

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  Three months        Nine Months
                                                     ended               ended
                                                 Sept. 30, 1997      Sept. 30, 1997
                                                 --------------      --------------
Revenue
  Commission income                              $  2,788,244        $ 10,554,958
  Management fee income                             1,444,889           4,113,159
  Consulting fee income                             1,655,193           5,880,776
  Motel                                               660,295           1,561,459
  Other                                               564,738           1,661,976
                                                 ------------        ------------

                                                    7,113,359          23,772,328

Operating expenses
  General and administrative                          279,112           1,739,787
  Salaries and wages                                  835,243           2,354,986
  Minority interest in limited partnership            251,624           1,291,298
  Other operating expenses                            244,117             779,311
  Depreciation and amortization                        71,649             233,586
  Insurance and taxes                                  41,844             162,052
  Repairs and maintenance                              53,134             155,786
  Franchise fees                                       57,669             130,579
  Telephone and utilities                              28,233              99,544
  Advertising and promotion                            28,733              79,436
  Legal and professional fees                          22,645             114,134
                                                 ------------        ------------

         Total operating expenses                   1,914,003           7,140,499
                                                 ------------        ------------

Income from operations                              5,199,356          16,631,829

Other expenses
  Interest expense                                   (102,205)           (335,270)
                                                 ------------        ------------

Earnings before income taxes                        5,097,151          16,296,559

Deferred tax benefit                                1,177,952           3,766,135
Current tax provision                                (132,526)           (423,711)
                                                 ------------        ------------

                                                    1,045,426           3,342,424
                                                 ------------        ------------

         Net Income                              $  6,142,577        $ 19,638,983
                                                 ============        ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the nine months ended Sept. 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                                    $ 19,638,983
    Adjustments to reconcile net income to net cash used for operating activities
      Depreciation and amortization                                                                  233,586
      Minority  interest in limited partnership                                                    1,291,298
    (Increase) decrease in
      Accounts receivable - trade                                                                    (15,706)
      Accounts receivable - affiliate                                                            (19,090,773)
      Prepaid expenses and other                                                                     (23,218)
      Deferred tax asset                                                                          (3,766,135)
    Increase (decrease) in
      Accounts payable                                                                               (99,880)
      Accrued expenses                                                                               132,417
      Other current liabilities                                                                     (439,992)
      Income taxes payable                                                                           423,711
                                                                                                ------------

           Net cash used for operating activities                                                 (1,715,709)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                                (171,507)
  Net cash acquired from acquisition                                                                 298,105

           Net cash provided by investing activities                                                 126,598

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - related parties                                                    1,716,393
  Payments on long term debt                                                                        (141,527)
                                                                                                ------------

           Net cash provided by financing activities                                               1,574,866
                                                                                                ------------

Net decrease in cash and cash equivalents                                                            (14,245)

Cash and cash equivalents at beginning of period                                                      76,355
                                                                                                ------------

Cash and cash equivalents at end of period                                                      $     62,110
                                                                                                ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                    For the nine months ended Sept. 30, 1997


Noncash investing and financing activities
   Preferred stock issued for acquisition                $ 32,500,000
   Long-term debt paid by related party                       887,885
Stock issued to company to retire debt                      9,482,000

Details of acquisition
   Fair value of assets acquired                           34,171,349
   Liabilities assumed                                     (4,706,322)
   Goodwill                                                 3,034,973
   Stock issued                                           (32,500,000)
                                                         ------------
   Cash paid                                                     --
   Plus:  cash acquired                                       298,105
                                                         ------------
   Net cash acquired from acquisition                    $    298,105
                                                         ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


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

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES



Item 2.    Managements Discussion and Analysis of
           Financial Condition and Results of Operations

Results of Operations

Nine months ended September 30, 1997

Net income for the period was $19,638,983. Revenues totaled $23,772,328. Operating expenses were $7,140,499 and interest expense totaled $335,270. The income tax benefit was due to utilization of operating loss carryforwards generated in prior years. All these categories are significantly higher than prior periods due to the previously mentioned acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

Three months ended September 30, 1997

For the quarter, revenues totaled $7,113,359. Total operating expenses were $1,914,003 and interest expense totaled $102,205. The income tax benefit was due to utilization of operating loss carryforwards generated in prior years. Net income was $6,142,577. All these categories are significantly higher than prior year periods due to the previously mentioned acquisition.

Financial Condition and Liquidity

At September 30, 1997, the Company had total assets of $64,662,732 and total liabilities of $6,101,760. Of the total assets, $62,110 was held in cash. The increases from the December 31, 1996 year end are due to the previously mentioned acquisition.


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