Form 10-K
period 1997-12-31
FIRST EQUITY PROPERTIES INC
filed 1998-05-11
CIK 726516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       December 31, 1997
                         -------------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO
                                        -----------  --------------


                COMMISSION FILE NUMBER         0-11777
                                       --------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                          95-6799846
-------------------------------------------------      -------------------------
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                          Identification No.)

10670 N. Central Expressway, Suite 410, Dallas, Texas               75231
------------------------------------------------------      --------------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            214 750-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
              None
---------------------------------      -----------------------------------------
---------------------------------      -----------------------------------------

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                 ------    ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        YES  X     No
                                ------     ------

         As of March 13, 1998, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1.  BUSINESS.

         First Equity Properties, Inc. (herein referred to as "FEPI" or "Registrant" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

         Prior to January 1, 1997, the Registrant's only business consisted of the management and operation of three motel properties in the Spokane, Washington area. During the fiscal year ended December 31, 1997, the Registrant, through its own operations and those operations of its subsidiaries, was and, at present, is engaged in the hospitality business (management and operation of three motel properties), property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). See Note T to the Consolidated Financial Statements for a break out of revenues, expenses and earnings contributions of each separate line of business.

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

         A simplified explanation of the "Incorporation Procedure" is Wespac was incorporated in California pursuant to Section 200.5 of the California Corporation Code under the name Wespac Property Corporation on December 16, 1996 (the "California Corporation") and the California Corporation (as the immediate successor to Wespac) was then merged with and into a wholly-owned Nevada subsidiary corporation (the "Merger") named First Equity Properties, Inc. on December 24, 1996 with the Nevada Corporation being the survivor to such Merger. The Board of Trustees of Wespac caused the Nevada Corporation to be organized in Nevada under the name First Equity Properties, Inc. by the filing on December 19, 1996 of Articles of Incorporation. Prior to the Merger, such Nevada Corporation had no significant business, assets or liabilities of any consequence and no operating history. Under Section 200.5 of the California Corporation Code, which governs the process of incorporating a business trust, following the approval of the affirmative vote of a majority of the outstanding shares of beneficial interest, such existing trust may then file articles of incorporation with a certificate attached, signed by certain officers of that trust stating that the incorporation of the association has been approved by the trustees and the required vote of shareholders and upon the filing of articles of incorporation pursuant to that section, the resulting California Corporation succeeded automatically to all the rights and properties of Wespac and became subject to all of Wespac's debts and liabilities in the same manner as if the California Corporation had itself incurred them. The three trustees of Wespac constituted the initial directors of the California Corporation and the Nevada Corporation and all rights of creditors and all liens upon property of Wespac were preserved unimpaired. Any action or proceeding pending by or against Wespac may continue to be prosecuted at judgment, which shall bind the California Corporation or the California Corporation may proceed against or be substituted in its place. Following the incorporation of Wespac into the California Corporation, the Merger was accomplished by Articles of Merger and a Plan of Merger filed in the States of California and Nevada on December 24, 1996. The surviving corporation (in this instance First Equity Properties, Inc., the Nevada Corporation) automatically, by operation of law, succeeded to all of the assets, rights, duties, liabilities and obligations of the California Corporation (as successor to Wespac) upon the effectiveness of the Merger on December 24, 1996. Pursuant to the Merger, each share of beneficial interest of Wespac issuable pursuant to the Modified Plan has been deemed converted into one validly issued, fully paid and nonassessable share of common stock, par value $0.01 per share of FEPI.

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

         Until its sale by the Company on June 1, 1997 to a corporation owned by a former director and officer of the Company, the Company owned a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington which was a Rodeway Inn (the "Spokane Rodeway"). See "Item 13. Certain Relationships and Related Transactions." During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See Note Q to the Consolidated Financial Statements.

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

         At March 13, 1998, Carmel has 135 employees and CRSL has 5 employees.

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

ITEM 2.  PROPERTIES.

         Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold effective June 1, 1997 and foreclosed upon during January 1998) located in Spokane, Washington.

         The Comfort Inn North is a 96-unit, two and three story wood frame hotel located on leased land at N. 7111 Division Street on a site consisting of approximately 78,261 square feet in unincorporated Spokane County, Washington. The site (which is the subject of a ground lease) is adjacent to the Spokane city limits on Division Street, which is the major commercial strip in north Spokane, Washington. The property consists of a single motel building without elevators, the main portion of which was constructed in 1984, consisting of 82 units and an additional 14 units in a separate wing were added later. Access to all guest rooms is from interior hallways; all rooms are air conditioned; some rooms have Jacuzzi-type whirlpool baths and other rooms have kitchenettes. The ground lease, together with an option to renew, runs thorough April 2054, stipulates reciprocal parking and access easements over the property and adjacent properties controlled by the lessor and requires the Company as the lessee to operate a motel on the property.

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

         The Spokane Rodeway is a 90-unit five-story single motel structure of reinforced concrete and cement block construction, with one elevator and a 6,200 square foot restaurant, cocktail lounge, kitchen and meeting room, located at W. 4301 Sunset Boulevard, Spokane, Washington. The property site contains approximately 3.45 acres of which 3.09 acres are owned in fee simple and the balance is leased from the City of Spokane. The Spokane Roadway fronts on Business Loop I-90 approximately 2-1/2 miles west of downtown Spokane and 3 miles east of Spokane Airport. Access to all guest rooms is from interior hallways; all rooms are air conditioned; there is an outdoor swimming pool and an indoor whirlpool spa and sauna.

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

         Wespac acted as a Debtor-in-Possession in the 1988 reorganization which concluded in the Third Amended Plan of Reorganization dated January 24, 1989 (the "1989 Plan"), confirmation of which served to re-vest all assets of the Estate in Wespac, free and clear of all liabilities except those payable under the 1989 Plan. As provided for by that 1989 Plan, USREA exercised its warrants by purportedly forgiving $715,586.50 which Wespac allegedly owed under an Amended Financing Agreement. Wespac then liquidated all real estate assets except a shopping center in Ogden, Utah (later sold) and three hotels located in Spokane, Washington consisting of The Rodeway Inn-Spokane House, The Comfort Inn Valley, and The Comfort Inn North. The 1988 Reorganization was closed by the Court on August 21, 1992.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

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

         As of March 13, 1998, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated historical financial data presented below for the fiscal year ended December 31, 1997 and the period from June 15, 1996 (fresh start) through December 31, 1996 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, (iii) the transaction of succession, and (iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  Period June 15,
                                                 Years Ended          1996 to
                                                 December 31,       December 31,
                                                    1997                1996
                                               ---------------   ----------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

   Revenues ..............................      $ 33,370,720       $  1,475,831

   Operating Costs .......................         8,381,325          1,484,023

   General and Administrative ............         1,658,681            101,554

   Interest Expense ......................           399,368            209,946

   Earnings (loss) Before Income Taxes ...        22,931,346           (319,692)

   Income tax expense - current ..........          (596,215)              --

   Income tax benefit - deferred .........         5,300,000               --
                                                ------------

Net earnings (loss) ......................        27,635,131           (319,692)
                                                ============       ============

Net earnings (loss) per share ............      $       2.61       $      (0.03)
                                                ============       ============

   Weighted Average Shares outstanding ...        10,570,944         10,570,944

CONSOLIDATED BALANCE SHEET DATA:

   Total Assets ..........................      $ 74,148,980       $  5,822,865

   Short Term Debt .......................         3,951,906            879,761


                                                         Period June
                                      Years Ended        15, 1996 to
                                      December 31,       December 31,
                                          1997              1996
                                     --------------     --------------
   Long Term Debt.................      2,830,913         3,875,538

   Stockholders' Equity...........     61,202,697         1,067,566

   Minority Interest in Subsidiary      6,163,464                 -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the company had total assets of $74,148,980. Of that amount $144,906 was held in cash. The Company's long-term debt at December 31, 1997 totaled $2,830,913, which includes mortgage notes payable related to the motel properties owned by the Company. The increase in assets and liabilities from the prior year relates primarily to the acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

         Effective June 1, 1997, the Company sold one of the motel properties for $1,475,000 to a former officer and director of the Company, in return for a $1,475,000 note receivable from the buyer. The note bears interest at 5% for the period from June 1, 1997 to June 1, 1998, and increases by 1% per year until it reaches 9% for the period from June 1, 2001 to July 10, 2002, and collateralized by a deed of trust on the property and a security agreement on the related personal property. Interest only was due in monthly installments beginning in July 1997, for a period of 60 months. The entire balance was to mature on July 10, 2002. In addition, the Company loaned the buyer $160,000 to fund needed renovations on the property. In January 1998, the Company foreclosed on the property and wrote off the $160,000 loan.

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

         For 1997, revenues totaled $33,370,720 compared to $1,475,831 for 1996. Operating expenses were $10,040,006 compared to $1,585,577 in 1996. Earnings from operations were $23,330,714 compared to a loss of $109,746 in 1996. These increases from 1996 relate to the previously mentioned acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

         The income tax benefit in 1997 was due to utilization of operating loss carry forwards generated in prior years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the fiscal year ended December 31, 1996, the Registrant had no principal independent accountant. During the pendency of the 1994 Reorganization described under Item 3. Legal Proceedings above, the Trust utilized the services of LeMaster & Daniels, PLLC, an accounting firm in Spokane, Washington, for the preparation of internal financial statements and compilation of certain projections and analyses in connection with the Modified Plan. Such firm did not serve as the principal independent accountant for Registrant and during the pendency of the 1994 Reorganization through the issuance of the Final Decree on

February 11, 1997, the Registrant had no independent accountant. Following the issuance of the Final Decree the Registrant was unable to complete the preparation of financial statements until late fall 1997 due to the continuous involvement of the predecessor of the Company in bankruptcy proceedings since 1988, including the 1988 Reorganization and the 1994 Reorganization, which required confirmation of various items over a nine-year period. During April 1997, the Board of Directors selected Farmer, Fuqua, Hunt & Munselle, P.C. to serve as the independent auditors for the Company for the fiscal year ended December 31, 1996. Such firm was again selected by the Board of Directors to serve as the independent auditors for the Company for the fiscal year ended December 31, 1997.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

         The current directors of the Company (two of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director in the Articles of Incorporation of the Company filed December 19, 1996. A vacancy exists on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See "Item 13. Certain Relationships and Related Transactions."

     NAME                  AGE        POSITION WITH THE COMPANY

Karl L. Blaha              50           President

F. Terry Shumate           58           Vice President, Secretary and Treasurer


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

         For more than the past five years, Mr. Shumate has been Vice President and Secretary of Syntek West, Inc. (real estate investment). He has been Secretary and Treasurer of Carmel Realty (property management and real estate brokerage) since June 1992; sole director and President, Secretary and Treasurer of Carmel Realty Services, Inc. (property management) since July 1990; Vice President of SAMI (February 1989 to December 1996); and Vice President of BCM (May 1990 to December 1996); director, Chairman of the Board, Vice President, Secretary and Treasurer of Nevada Sea Investments, Inc. (from May 1995 to March
1997), the owner and holder of 50% of the issued and outstanding common stock of the Company. He was Vice President, Secretary and Treasurer of Davister

Corp. (real estate) until March 18, 1997. Mr. Shumate was also a member of the Board of Trustees and Vice President, Secretary and Treasurer of Arlington Realty Investors (now known as Watermark Investors Trust), a publicly-held REIT, from November 10, 1993 until December 5, 1995. Mr. Shumate was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

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

ITEM 11.    EXECUTIVE COMPENSATION.

         Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 1997, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 13, 1998, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:


    TITLE OF CLASS              NAME AND ADDRESS OF BENEFICIAL OWNER      AMOUNT AND      PERCENT OF
                                                                           NATURE OF         CLASS
                                                                          BENEFICIAL
                                                                          OWNERSHIP

Shares of Common               Nevada Sea Investments, Inc.            5,285,472 shares        50%
Stock, par value $0.01         10670 North Central Expressway
per share                      Suite 410
                               Dallas, Texas 75231

Shares of Common               Greenbriar Corporation                  2,642,736 shares        25%
Stock, par value $0.01         4265 Kellway Circle
per share                      Dallas, Texas 75248





(1)  Based on 10,570,944 shares of common stock outstanding on March 13, 1998.


         As of March 13, 1998, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:


   TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT AND    PERCENT OF
                                                                      NATURE OF     CLASS (a)
                                                                     BENEFICIAL
                                                                     OWNERSHIP

Shares of Common           Karl L. Blaha                               none          none
Stock, par value $0.01     10670 North Central Expressway
per share                  Suite 300
                           Dallas, Texas 75231

Shares of Common           F. Terry Shumate                            none          none
Stock, par value $0.01     10670 North Central Expressway
per share                  Suite 410
                           Dallas, Texas 75231

Shares of Common           All officers and directors as a group       none          none
Stock, par value $0.01
per share

(a) Based on 10,570,944 shares of common stock outstanding on March 13, 1998.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. All principal and interest under such advances is due June 14, 1998. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $261,627 to the Company under the same terms and conditions. As of December 31, 1997, the sum of $511,627 is due and payable to Nevada Sea and/or its affiliates in principal, together with interest thereon at the rate of 8% per annum.

         Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $32,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see Note L to the Financial Statements.

         Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties.

         Effective June 1, 1997, the Company sold a 90-room Rodeway Inn located at W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Rodeway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998 the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company intends to hold the property for production of income. See also Note Q to the Consolidated Financial Statements.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)        Financial Statements.    The following documents are filed as
     part of this report:


           1.  Consolidated Financial Statements.                                                 Page
                                                                                                  ----
               Independent auditor's report                                                        F-1

               Consolidated Balance Sheets as of December 31, 1997 and 1996                        F-2

               Consolidated Statements of Operations for the year ended December
               31, 1997 and the period from June 15, 1996 (fresh start) through
               December 31, 1996                                                                   F-3

               Consolidated Statements of Changes in Shareholders' Equity for
               the year ended December 31, 1997 and the period from June 15,
               1996 (fresh start) through December 31, 1996                                        F-4

               Consolidated Statements of Cash Flows for the year ended December
               31, 1997 and the period from June 15, 1996 (fresh start) through
               December 31, 1996                                                                   F-5

               Notes to Consolidated Financial Statements                                          F-6

           2.     Financial Statement Schedules.

              All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

     (c) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:



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

             EXHIBIT
           DESIGNATION                    DESCRIPTION OF EXHIBIT

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

             EXHIBIT
           DESIGNATION                    DESCRIPTION OF EXHIBIT

                              Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

               3.6 Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

               21*            Subsidiaries of the Registrant

               27*            Financial Data Schedule

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                     FIRST EQUITY PROPERTIES, INC.

Dated:   May 11, 1998
        -------
                                     By /s/ F. TERRY SHUMATE
                                       ---------------------------------------
                                               F. Terry Shumate, Director,
                                               Vice, President, Secretary
                                               and Treasurer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.





/s/ KARL L. BLAHA
------------------------------      Director and President     May 11, 1998
Karl L. Blaha                       (Principal Executive
                                    Officer)


/s/ F. TERRY SHUMATE
------------------------------      Director, Vice              May 11, 1998
F. Terry Shumate                    President, Secretary
                                    and Treasurer
                                    (principal financial
                                    and accounting
                                    officer)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997 and the period from June 15, 1996 (fresh start) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from June 15, 1996 (fresh start) through December 31, 1996, in conformity with generally accepted accounting principles.




FARMER, FUQUA, HUNT & MUNSELLE, P.C.

March 31, 1998
Dallas, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                     ASSETS
                                                                                     1997              1996
                                                                               ---------------    --------------
Motel property and equipment, less
  accumulated depreciation of $414,313 and $129,136,  respectively                $ 5,693,509      $ 5,678,361
Cash and cash equivalents                                                             144,906           76,355
Accounts receivable - trade                                                         1,190,357           47,657
Accounts receivable - affiliate                                                    17,217,713             --
Prepaid expenses                                                                       10,500           20,492
Investments                                                                        41,526,000             --
Other assets                                                                        3,065,995             --
Deferred tax asset                                                                  5,300,000             --
                                                                                  -----------      -----------

                                                                                  $74,148,980      $ 5,822,865
                                                                                  ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                     $ 2,830,913      $ 3,875,538
Notes payable - affiliate                                                           2,279,578          511,627
Accounts payable - trade                                                              444,274          181,494
Accounts payable - affiliate                                                           74,597             --
Accrued liabilities                                                                   557,242          102,554
Other current liabilities                                                                --             84,086
Income taxes payable                                                                  596,215             --
                                                                                  -----------      -----------

         Total liabilities                                                          6,782,819        4,755,299

Minority interest in subsidiary                                                     6,163,464             --

Shareholders' Equity
  Series A preferred stock, $.01 par value; 40,000 shares authorized; 32,500 shares issued and outstanding; stated
    at liquidation value                                                           32,500,000             --
  Other preferred stock, $.01 par value;  4,960,000 shares
     authorized; none issued or outstanding                                              --               --
  Common stock, $0.01 par, 40,000,000 shares  authorized,
    10,570,944 shares issued and outstanding                                          105,710          105,710
  Capital in excess of par value                                                    1,281,548        1,281,548
  Retained earnings (deficit)                                                      27,315,439         (319,692)
                                                                                  -----------      -----------

         Total shareholders' equity                                                61,202,697        1,067,566
                                                                                  -----------      -----------

                                                                                  $74,148,980      $ 5,822,865
                                                                                  ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Year Ended December 31, 1997 and
      the Period from June 15, 1996 (fresh start) through December 31, 1996


                                                      1997                1996
                                                 ---------------     --------------
Revenue
 Commissions                                      $ 16,009,816       $       --
 Consulting fees                                     7,519,680               --
 Management fees                                     5,648,933               --
 Motel                                               1,926,227          1,431,975
 Other                                               2,266,064             43,856
                                                   ------------       ------------

                                                    33,370,720          1,475,831

Operating expenses
 Salaries and wages                                  3,900,342            532,109
 Minority interest in earnings of subsidiary         2,100,338               --
 General and administrative                          1,658,681            101,554
 Other operating expenses                              876,105            140,164
 Insurance and taxes                                   457,907             97,255
 Depreciation and amortization                         305,123            129,136
 Repairs and maintenance                               193,939             97,223
 Franchise fees                                        172,176             89,392
 Telephone and utilities                               157,463            119,469
 Advertising and promotion                             116,733             69,934
 Legal and accounting                                  101,199            209,341
                                                  ------------       ------------

       Total operating expenses                     10,040,006          1,585,577
                                                  ------------       ------------

Earnings (loss) from operations                     23,330,714           (109,746)

Other expenses
  Interest expense                                    (399,368)          (209,946)
                                                  ------------       ------------

Earnings (loss) before income taxes                 22,931,346           (319,692)

Income tax benefit (expense)
  Current                                             (596,215)              --
  Deferred                                           5,300,000               --
                                                  ------------       ------------

                                                     4,703,785               --
                                                  ------------       ------------

       NET EARNINGS (LOSS)                        $ 27,635,131       $   (319,692)
                                                  ============       ============

Earnings (loss) per share                         $       2.61       $       (.03)
                                                  ============       ============

Weighted average shares outstanding                 10,570,944         10,570,944
                                                  ============       ============



   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    For the Year Ended December 31, 1997 and
      the Period from June 15, 1996 (fresh start) through December 31, 1996



                                                                                           Capital       Retained
                                        Common Stock             Preferred Stock          in excess      earnings         Total
                                    Shares         Amount       Shares      Amount         of par        (deficit)        equity

Balances at June 15, 1996         10,570,944     $ 105,710         ---    $        ---   $ 1,281,548   $       ---     $ 1,387,258

Net loss                                 ---           ---         ---             ---           ---      (319,692)       (319,692)
                                  ----------     ---------      ------    ------------   -----------   -----------     -----------

Balances at December 31, 1996     10,570,944       105,710         ---             ---     1,281,548      (319,692)      1,067,566

Issuance of preferred stock to
acquire subsidiary                       ---           ---      32,500      32,500,000           ---           ---      32,500,000

Net earnings                             ---           ---         ---             ---           ---    27,635,131      27,635,131
                                  ----------     ---------      ------    ------------   -----------   -----------     -----------

Balances at December 31, 1997     10,570,944     $ 105,710      32,500    $ 32,500,000   $ 1,281,548   $27,315,439     $61,202,697
                                  ==========     =========      ======    ============   ===========   ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Year Ended December 31, 1997 and
      the Period from June 15, 1996 (fresh start) through December 31, 1996


                                                                      1997               1996
                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (earnings) loss                                             $ 27,635,131       $   (319,692)
   Adjustments to reconcile net earnings (loss) to net cash
     used by operating activities
   Depreciation and amortization                                      305,123            129,136
   Minority interest                                                2,100,338               --
   (Increase) decrease in
       Accounts receivable - trade                                   (124,024)            36,840
       Deferred tax asset                                          (5,300,000)              --
       Accounts receivable - affiliate                            (26,945,736)              --
       Prepaid expenses and other assets                                8,507             (2,013)
   Increase (decrease) in
       Accounts payable                                               261,069             99,028
       Accounts payable - affiliate                                    74,598               --
       Accrued expenses                                               169,108             18,166
       Other current liabilities                                     (439,992)          (313,970)
       Income taxes payable                                           596,215               --
                                                                 ------------       ------------

  Net cash used by operating activities                            (1,659,663)          (352,505)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (181,072)          (107,496)
   Net cash acquired from acquisition                                 298,105               --
                                                                 ------------       ------------

         Net cash provided (used) by investing activities             117,033           (107,496)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - affiliate                          1,767,951            511,627
   Payments on long term debt                                        (156,770)          (120,966)
                                                                 ------------       ------------

         Net cash provided by financing activities                  1,611,181            390,661
                                                                 ------------       ------------

Net increase (decrease)  in cash and cash equivalents                  68,551            (69,340)

Cash and cash equivalents at beginning of period                       76,355            145,695
                                                                 ------------       ------------

Cash and cash equivalents at end of period                       $    144,906       $     76,355
                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


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

NOTE B - FRESH START REPORTING

         In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", ("SOP 90-7") the Company was required to adopt "fresh start" reporting and reflect the effects of such adoption in the financial statements as of June 15, 1996. The ongoing impact of the adoption of fresh-start reporting is reflected in the accompanying financial statements. SOP 90-7 is applicable because pre-reorganization shareholders received less than 50% of the Company's new common stock and the reorganization value of the assets of the reorganized company was less than the total of all post petition liabilities and allowed claims.

         In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, was required to determine its reorganization value, which represents the fair value of the entity and approximates the amount a willing buyer would pay for the assets immediately after its emergence from Chapter 11. The reorganization value of the Company was determined, after extensive negotiations between the Company and its creditors, to be $1,387,258. The reorganization value was based on, among other things, discounted projected cash flows for the reorganized company and real estate appraisals. The projected cash flows include assumptions as to anticipated revenues, operating expenses, and capital expenditures.

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations

         The Company and its subsidiaries provide management services to a variety of commercial and residential real estate entities throughout the continental United States. The Company also operates three motel properties in the Spokane, Washington area. In addition, the Company indirectly invests in real estate entities and marketable securities through its investment in the preferred stock of Realty Advisors, Inc.

         Principles of Consolidation

         The consolidated financial statements include the accounts of First Equity Properties, Inc. and its majority-owned subsidiaries, Carmel Realty, Inc. and Carmel Realty Services, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         Property, Equipment, Depreciation and Amortization

         Property and equipment in place on June 15, 1996 are stated at fair value in accordance with fresh-start reporting. Additions are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets on the straight-line method. Maintenance and repairs of a routine nature are charged to expense. Renewals and betterments which extend the useful life of existing assets are capitalized and depreciated over their estimated useful lives.

         Investments

         Investments consist of non-marketable investments in private companies, and are carried at the lower of cost or estimated net realizable value.

         Goodwill

         Goodwill represents the excess of cost over the fair value of assets acquired and is being amortized using the straight-line method over 40 years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. If it is determined that impairment has occurred, any excess will be charged to operations.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

         Credit Risk

         The Company's trade accounts receivable arise in the normal course of business and primarily relate to management of commercial and residential properties located throughout the United States. Such receivables are unsecured. The Company performs ongoing credit evaluations of the entities from whom such amounts are receivable. The Company places its cash investments in high credit quality institutions and, by policy, limits the amount of credit exposure to any one institution.

         Earnings (Loss) per Share

         Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for both years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of SFAS 128 had no effect on previously reported EPS.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996

NOTE D - ACCOUNTS RECEIVABLE - AFFILIATES
                                                                       1997             1996
                                                                   -------------   -------------
              Syntek West, Inc.                                    $ 4,444,575      $        --
              Basic Capital Management, Inc.                        12,615,675               --
              Others                                                   157,463               --
                                                                   -----------      -----------

                                                                   $17,217,713      $        --
                                                                   ===========      ===========

NOTE E - INVESTMENTS
                                                                       1997             1996
                                                                   -----------      ------------

              Realty Advisors, Inc. preferred stock - at cost      $41,525,000      $        --
              Other - at cost                                            1,000               --
                                                                   -----------      -----------

                                                                   $41,526,000      $        --
                                                                   ===========      ===========



              The  investment  in Realty  Advisors,  Inc.  preferred  stock  represents  377,500  shares of no par  value,  non-voting  preferred  stock with a liquidation value of $110 per share.
              These shares do not earn dividends.  Realty Advisors, Inc. is an affiliated company.

NOTE F - MOTEL PROPERTY AND EQUIPMENT
                                                                       1997             1996
                                                                    -----------     -----------

              Land and improvements                                $   984,578      $   984,578
              Buildings and improvements                             4,331,114        4,269,173
              Furniture and fixtures                                   792,130          553,746
                                                                   -----------      -----------

                                                                     6,107,822        5,807,497
              Less accumulated depreciation and
              amortization                                            (414,313)        (129,136)
                                                                   -----------      -----------

                                                                   $ 5,693,509      $ 5,678,361
                                                                   ===========      ===========

NOTE G - OTHER ASSETS
                                                                       1997            1996
                                                                    -----------     -----------

               Goodwill, less accumulated amortization
                 of $75,874 at December 31, 1997                   $  2,959,099     $        --
               Deposits                                                 106,450              --
               Other                                                        446              --
                                                                   ------------     -----------

                                                                   $  3,065,995     $        --
                                                                   ============     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE H - ACCRUED LIABILITIES
                                                                                         1997                  1996
                                                                                     -------------         -------------
               Accrued payroll and payroll taxes                                     $     524,952         $      53,517
               Accrued interest                                                                ---                27,184
               Accrued property taxes                                                       32,290                21,853
                                                                                     -------------         -------------

                                                                                     $     557,242         $     102,554
                                                                                     =============         =============

NOTE I - NOTES PAYABLE
                                                                                         1997                  1996
                                                                                     -------------         -------------

         Mortgage notes payable to a bank, bearing interest at 3.5% in excess of the U.S. T-Bill rate (as defined), payable in monthly installments of
         $26,886 including interest through maturity on April 1, 1999;
         collateralized by certain motel property and equipment.
                                                                                     $   2,433,058         $   3,433,769

         Bankruptcy claim payable, unsecured, at 10% per annum, payable in annual installments of $15,812 through June 2000.
                                                                                            62,990                91,429

         Bankruptcy claims payable, unsecured, at 8% per annum, payable in annual installments of $75,849 through June 2001.
                                                                                           334,865               350,340
                                                                                     -------------         -------------

                                                                                     $   2,830,913         $   3,875,538
                                                                                     =============         =============

         At December 31, 1997 maturities of notes payable are as follows:

                                   1998                                              $     264,793
                                   1999                                                  2,429,139
                                   2000                                                     91,659
                                   2001                                                     45,322
                                                                                     -------------

                                                                                     $   2,830,913
                                                                                     =============


NOTE J - NOTES PAYABLE - AFFILIATE

         The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE K - CAPITAL TRANSACTIONS

         The Series A preferred stock is cumulative, non-voting shares that were issued in 1997 in connection with the acquisition described in Note P. The preferred stock has an annual dividend rate of $80 per share, and may be redeemed at any time, at the option of the Company, at a price equal to the liquidation value ($1,000 per share) plus all cumulative dividends in arrears. The preferred stock has no right of conversion into any other securities of the Company. Cumulative dividends in arrears on the preferred stock total $2,600,000 at December 31, 1997.

         In connection with the Modified Plan, the former public shareholders of WesPac, other than Greenbriar Corporation ("Greenbriar"), formerly Medical Resource Companies of America, were to hold, in the aggregate, 25% of the new equity interest in the reorganized entity. The former pubic shareholders received the equivalent of 2,642,736 new shares of Common Stock in the Company, with all old shares of beneficial interest being canceled.

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

NOTE L - INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 1997 and 1996 as a result of the following:


                                                1997               1996
                                            ------------       -------------
Computed expected tax expense               $  8,110,000       $        --
Alternative minimum tax                          596,215                --
Reduction of valuation allowance             (13,410,000)               --
                                            ------------       -------------

                                            $ (4,703,785)      $        --
                                            ============       =============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE L - INCOME TAXES - CONTINUED

         The tax effects of temporary differences that give rise to the significant portion of the deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                       1997              1996
                                                  ------------      ------------

         Net operating loss carryforwards         $  5,300,000      $ 13,142,561
         Less valuation allowance                           --       (13,142,561)
                                                  ------------      ------------

         Net deferred tax asset                   $  5,300,000      $       --
                                                  ============      ============


         During 1997, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes and to recognize a deferred tax asset of $5,300,000. The recognized deferred tax asset is based primarily upon expected utilization of net operating loss carryforwards.

         At December 31, 1997, the following NOL carryforwards are available:

              Expiration Date                             Amount
              ---------------                        ----------------

                    2004                            $         5,253,000
                    2005                                      9,985,000
                    2008                                        191,000
                    2011                                        159,000
                                                    -------------------

                                                    $        15,588,000
                                                    ===================


NOTE M - RELATED PARTY TRANSACTIONS

         Effective January 1, 1997 the Company contracted with Regis Management Corporation (Regis) to manage the day to day operations of the motel properties for 5% of gross revenues. Regis is a subsidiary of Carmel Realty, Inc.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE N - FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 follow:

                                                                 1997                              1996
                                                    ------------------------------    ------------------------------
                                                      Carrying          Fair            Carrying            Fair
                                                       Amount           Value             Amount            Value
                                                    ------------      ------------     ------------    -------------
         Accounts receivable - affiliates            $17,217,713      $17,217,713      $      --        $      --
         Investments                                  41,526,000       41,526,000             --               --
         Notes payable                                 2,830,913        2,830,913        3,875,538        3,875,538
         Notes payable - affiliate                     2,279,578        2,279,578          511,627          511,627


         The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to short-term maturities of these assets and liabilities.

         Investments are accounted for using the cost method and pertain to investments in companies for which fair values are not readily available, but are believed to exceed carrying amounts.

         The aggregate fair value of notes payable and notes payable-affiliate approximate carrying amounts due to their short maturities.

NOTE O - COMMITMENTS AND CONTINGENCIES

         The Company leases land for one of the motel properties and various office and storage space, under operating leases, which expire at various dates through April 30, 2028. During the periods ended December 31, 1997 and 1996, total rent expense was approximately $338,000 and $50,000, respectively. The estimated annual minimum lease payments remaining on the initial lease terms as of December 31, 1997 are:

                  1998                 $     887,703
                  1989                     1,121,063
                  2000                     1,070,050
                  2001                       727,229
                  2002                       712,513
               Thereafter                 10,381,311
                                       -------------
                                       $  14,899,869
                                       =============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE O - COMMITMENTS AND CONTINGENCIES - CONTINUED

         The Company provides management services primarily to five affiliated publicly traded real estate entities throughout the United States. Under such arrangements, the Company receives a fee of 5% or less of the monthly gross rents collected on the properties under management. The Company subcontracts with other entities for the provision of property level services. All property management contracts with the five publicly traded real estate entities are subject to cancellation with 30 days notice.

         The Company also provides real estate brokerage services to the five affiliated publicly traded real estate entities and a number of other entities, and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include providing assistance in locating, leasing or purchasing real estate. The Company receives fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in similar transactions by others rendering similar property acquisition services.

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

NOTE P - ACQUISITION

         Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. (the "Acquired Companies"), for a purchase price of $32,500,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). The Preferred Stock has a right to cumulative cash dividends of $80 per share per annum; payment of $1,000 per share in the event of dissolution, liquidation or winding up of the Company before any distribution is made by the Company to its common shareholders; optional redemption at any time at a price of $1,000 per share, plus cumulative dividends; no right of conversion into any other securities of the Company; and no voting rights, except as may be required by law. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the Acquired Companies' results of operations are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $3,035,000 and is being amortized over 40 years.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE Q - SALE AND FORECLOSURE OF HOTEL PROPERTY

         Effective June 1, 1997, the Company sold one of its motel properties to a former officer and director of the Company, and paid off the underlying mortgage, in return for a note receivable from the buyer with a face amount of $1,475,000. The note initially bore interest at 5%, increasing by 1% per year until it reached 9% for the period from June 1, 2001 to July 10, 2002, and was collateralized by a deed of trust on the property and a security agreement on the related personal property. Interest only was due in monthly installments beginning in July, 1997, for a period of 60 months. The entire balance was to be due on July 10, 2002. At the maturity of the note, the buyer was obligated to pay the lower of the total of unpaid principal and interest due on the note, or the appraised value of the property as of June 1, 2002. Accordingly, the note receivable was initially recorded at an amount equal to the book value of the related motel property, resulting in no gain or loss on the transaction. In addition, the Company loaned the buyer $160,000 to fund needed renovations on the property. Commencing March 1, 1997, the buyer became the operator of the property, retaining all income and paying all expenses related to operation of the property.

         In January 1998, the Company foreclosed on the property following a lack of performance by the buyer on the related note receivable. It is management's intent to hold the property for the production of income. The property has been recorded at the amount of the net receivable, which is lower than the fair value of the property, in the accompanying financial statements. The $160,000 loan has been written off and included in the 1997 consolidated statement of operations. Results of operations for the property for the period from March 1, 1997 through December 31, 1997 were retained by the buyer and are not included in the accompanying consolidated statement of operations for the year ended December 31, 1997.

NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

                                                              1997             1996
                                                          ------------     -------------
         Cash paid during the year for:
           Interest                                       $   288,742      $   174,211
           Income taxes                                          --               --

         Noncash investing and financing activities:
           Preferred stock  issued for acquisition         32,500,000             --
           Long term debt paid by related party               887,855             --
           Stock issued to company to retire debt           9,482,000             --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996

NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION - CONTINUED

                                                           1997               1996
                                                       ------------       --------------
         Details of acquisition:
           Fair value of assets acquired                 34,171,349                   --
           Liabilities assumed                           (4,706,322)                  --
           Goodwill                                       3,034,973                   --
           Stock issued                                 (32,500,000)                  --
                                                       ------------       --------------
           Cash paid                                           --                     --
           Plus: cash acquired                              298,105                   --
                                                       ------------       --------------
           Net cash acquired from acquisition          $    298,105       $           --
                                                       ============       ==============


NOTE S - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $4,320 in 1997.

NOTE T - BUSINESS SEGMENTS

         Prior to January 1, 1997, the Company's only business consisted of the management of three motels in the Spokane, Washington area. In 1997, the Company's operations have been classified into three business segments: hospitality, property management and real estate brokerage. Hospitality relates to the operations of the Company's three motel properties. Property management relates to services rendered primarily to five publicly-traded real estate entities, in connection with the management of commercial real property, including retail centers, office buildings, industrial properties and hotels. Real estate brokerage relates to services rendered primarily to five publicly-traded real estate entities, in connection with locating, leasing and purchasing real estate. Summarized financial data by segment for 1997 is as follows:

                                                  Hospitality    Property     Real Estate                 Adjustments
                                                    Business     Management    Brokerage       Other    & Eliminations  Consolidated
                                                  -----------    -----------   ----------    ---------  --------------  ------------
     Revenues                                     $ 1,926,227    $18,815,921   $16,054,816   $  253,034   $(3,679,278)  $33,370,720
                                                  ===========    ===========   ===========   ==========   ===========

     Operating profit (loss)                      $  (288,995)   $14,356,856   $12,256,353   $  253,037   $   (45,000)  $26,532,251
                                                  ===========    ===========   ===========   ==========   ===========
     General corporate expenses                                                                                          (1,500,567)
     Minority interest in earnings of subsidiary                                                                         (2,100,338)
                                                                                                                        -----------

     Earnings before income taxes                                                                                       $22,931,346

     Identifiable assets                          $12,998,401    $14,214,196   $       ---                              $27,213,597
                                                  ===========    ===========   ===========
     Corporate assets                                                                                                    46,935,383
                                                                                                                        -----------
                                                                                                                        $74,148,980


Corporate assets include cash and cash equivalents, investments and deferred tax

                               INDEX TO EXHIBITS



             EXHIBIT
           DESIGNATION                     DESCRIPTION OF EXHIBIT

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

             EXHIBIT
           DESIGNATION                    DESCRIPTION OF EXHIBIT

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

             EXHIBIT
           DESIGNATION                    DESCRIPTION OF EXHIBIT

                              Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

               3.6 Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

               21*            Subsidiaries of the Registrant

               27*            Financial Data Schedule