Form 10-Q
period 1998-03-31
FIRST EQUITY PROPERTIES INC
filed 1998-05-11
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number                  0-11777
                      ----------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                 Nevada                                      95-6799846
-----------------------------------------------         ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                             Identification No.)

           10670 N. Central Expressway, Suite 410, Dallas, Texas 75231
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].    No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X].    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1998, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 1998


                                      INDEX

Part I Financial Information:                                                                        Page No.
   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       March 31, 1998 (Unaudited) and December 31, 1997.................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 1998 and 1997.......................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 1998 and 1997.......................................................5

     Notes to Consolidated Financial Statements.........................................................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................9

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                               March 31, 1998    December 31,
                                                                 (Unaudited)        1997
                                                               --------------    ------------
Motel and other property and equipment, less
   accumulated depreciation of $480,094 and
   $414,313, respectively                                       $ 5,653,445     $ 5,693,509
Cash and cash equivalents                                           169,509         144,906
Accounts receivable - trade                                       1,091,172       1,190,357
Accounts receivable - affiliates                                 17,248,199      17,217,713
Prepaid expenses                                                     17,920          10,500
Investments                                                      41,527,000      41,526,000
Other assets                                                      3,043,025       3,065,995
Deferred tax asset                                                3,975,000       5,300,000
                                                                -----------     -----------

                                                                $72,725,270     $74,148,980
                                                                ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                   $ 2,802,843     $ 2,830,913
Notes payable - affiliate                                         2,321,432       2,279,578
Accounts payable - trade                                            497,649         444,274
Accounts payable - affiliate                                        527,690          74,597
Accrued liabilities                                                 540,036         557,242
Income taxes payable                                                851,085         596,215
                                                                -----------     -----------

       Total liabilities                                          7,540,735       6,782,819

Minority interest in limited partnership                          6,735,613       6,163,464

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000 shares
     authorized; 32,500 shares issued and outstanding;
     stated at liquidation value                                 27,500,000      32,500,000
   Other preferred stock, $.01 par value;  4,960,000 shares
     authorized;  none issued or outstanding                             --              --
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding           105,710         105,710
   Capital in excess of par value                                 1,281,548       1,281,548
   Retained earnings                                             29,561,664      27,315,439
                                                                -----------     -----------

         Total shareholders' equity                              58,448,922      61,202,697
                                                                -----------     -----------

                                                                $72,725,270     $74,148,980
                                                                ===========     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                     1998              1997
                                                ------------      ------------
Revenue
   Commission income                            $  3,209,277      $  2,284,199
   Consulting fee income                           1,825,831           230,007
   Management fee income                           1,535,033         1,255,297
   Motel                                             425,109           368,734
   Other                                             421,015           555,900
                                                ------------      ------------

                                                   7,416,265         4,694,137

Operating expenses
   Salaries and wages                              1,388,568           852,065
   Minority interest in limited partnership          572,149           144,967
   Other operating expenses                          332,211           209,294
   General and administrative                        216,360           601,434
   Insurance and taxes                               204,677            60,953
   Depreciation and amortization                      84,749            90,287
   Legal and professional fees                        76,347            12,962
   Telephone and utilities                            54,773            65,996
   Advertising and promotion                          41,864            20,255
   Repairs and maintenance                            37,164            61,679
   Franchise fees                                     30,142            35,345
                                                ------------      ------------

       Total operating expenses                    3,039,004         2,155,237
                                                ------------      ------------

Earnings from operations                           4,377,261         2,538,900

Other expenses
   Interest expense                                 (101,162)         (124,616)
                                                ------------      ------------

Earnings before income taxes                       4,276,099         2,414,284

Income tax benefit (expense)
   Deferred                                       (1,325,000)          434,765
   Current                                          (254,870)          (48,913)
                                                ------------      ------------

                                                  (1,579,870)          385,852
                                                ------------      ------------

       NET EARNINGS                             $  2,696,229      $  2,800,136
                                                ============      ============

Earnings per share                              $        .26      $        .26
                                                ============      ============

Weighted average shares outstanding               10,570,944        10,570,944
                                                ============      ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                    1998             1997
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                 $ 2,696,229      $ 2,800,136
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities
       Deferred tax (benefit) expense                             1,325,000         (434,765)
       Depreciation and amortization                                 84,749           90,287
       Minority  interest in limited partnership                    572,149          144,967
     (Increase) decrease in
       Accounts receivable - trade                                   99,185          344,863
       Accounts receivable - affiliate                           (5,480,487)      (2,490,740)
       Prepaid expenses and other                                    (7,420)          19,913
     Increase (decrease) In
       Accounts payable                                              53,375          (97,153)
       Accrued expenses                                             (17,206)        (230,733)
       Other current liabilities                                         --         (439,992)
       Accounts payable - affiliate                                 453,093          190,641
       Income taxes payable                                         254,870           48,913
                                                                -----------      -----------

           Net cash provided (used) by operating activities          33,537          (53,663)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (25,717)         (58,788)
   Other                                                              2,999               --
   Net cash acquired from acquisition                                    --          298,105
                                                                -----------      -----------

           Net cash provided (used) by investing activities         (22,718)         239,317

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                     41,854          297,659
   Payments on long term debt                                       (28,070)         (52,206)
                                                                -----------      -----------

           Net cash provided by financing activities                 13,784          245,453
                                                                -----------      -----------

Net increase in cash and cash equivalents                            24,603          431,107

Cash and cash equivalents at beginning of period                    144,906           76,355
                                                                -----------      -----------

Cash and cash equivalents at end of period                      $   169,509      $   507,462
                                                                ===========      ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                1998            1997
                                                            -----------     ------------
Noncash investing and financing activities
   Preferred stock issued for acquisition                   $        --     $ 32,500,000

   Redemption of preferred stock in exchange for
     reduction of receivable from affiliate                   5,000,000               --

   Payment of dividend in exchange for reduction
     of receivable from affiliate                               450,000               --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - SHAREHOLDERS' EQUITY

     During the quarter, preferred stock of $5,000,000 was redeemed in exchange for reduction of a receivable from affiliate.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

Revenues increased to $7,416,265 versus prior year of $4,694,137. The increase was due to higher commission income and timing of consulting fee income. Total operating expenses increased from $2,155,237 in 1997 to $3,039,004 in 1998. The increase was primarily due to higher salaries and wages and higher minority interest earnings.

Earnings from operations increased from $2,538,900 in 1997 to $4,377,261 in 1998. The increase in income tax expense to $1,579,870 was due to utilization of existing net operating loss carryforwards and utilization of the deferred tax asset.

Financial Condition and Liquidity

At March 31, 1998, the Company had total assets of $72,725,270 compared to prior year of $74,148,980. Cash and cash equivalents were $169,509.

Total liabilities were $7,540,735 versus prior year of $6,782,819. Preferred stock decreased from $32,500,000 to $27,500,000 due to a redemption in exchange for reduction of receivable from an affiliate.

                           Part II Other Information

Item 6.       Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Exhibit
              Number               Description of Exhibit
              -------              ----------------------

               27.0                Financial Data Schedule, filed herewith

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                           FIRST EQUITY PROPERTIES, INC.


May 11, 1998               /s/ F. Terry Shumate, Director,
                                  Vice President, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER         DESCRIPTION OF EXHIBIT
--------------         ----------------------
    27                 Financial Data Schedule