Form 10-Q
period 1998-06-30
FIRST EQUITY PROPERTIES INC
filed 1998-08-13
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to


Commission file number                   0-11777
                       ---------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                Nevada                                      95-6799846
                                                       -------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
            or organization)                             Identification No.)

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

Yes   X   .    No
    -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 1998, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 1998


                                      INDEX



Part I Financial Information:                                                                      Page No.

   Item 1.    Financial Statements.
     Consolidated Balance Sheets
       June 30, 1998 (Unaudited) and December 31, 1997..................................................3

     Consolidated Statements of Income (Unaudited)
       Six Months and Three Months Ended June 30, 1998 and 1997.........................................4

     Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1998 and 1997..........................................................5

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................9

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    June 30, 1998    December 31,
                                                                                     (Unaudited)         1997
                                                                                     -----------     -----------
Motel and other property and equipment, less
   accumulated depreciation of $57,546 and $480,094,
   respectively                                                                      $   156,487     $ 5,693,509
Cash and cash equivalents                                                                260,741         144,906
Accounts receivable - trade                                                            1,407,358       1,190,357
Accounts receivable - affiliates                                                       4,064,838      17,217,713
Notes receivable                                                                       3,600,000            --
Prepaid expenses                                                                            --            10,500
Investments                                                                           40,703,000      41,526,000
Other assets                                                                           3,024,058       3,065,995
Deferred tax asset                                                                     2,650,000       5,300,000
                                                                                     -----------     -----------

                                                                                     $55,866,482     $74,148,980
                                                                                     ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                        $ 3,052,783     $ 2,830,913
Notes payable - affiliate                                                              2,140,710       2,279,578
Accounts payable - trade                                                                 495,665         444,274
Accounts payable - affiliates                                                            226,075          74,597
Accrued liabilities                                                                      584,943         557,242
Income taxes payable                                                                   1,932,215         596,215
                                                                                     -----------     -----------

       Total liabilities                                                               8,432,391       6,782,819

Minority interest in limited partnership                                               7,722,210       6,163,464

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000 shares authorized; 6,175 and
     32,500 shares issued and outstanding at June 30, 1998 and December 31,
     1997, respectively; stated at liquidation  value                                  6,175,000      32,500,000
   Other preferred stock, $.01 par value; 4,960,000 shares
     authorized; none issued or outstanding                                                 --              --
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding                                105,710         105,710
   Capital in excess of par value                                                      1,281,548       1,281,548
   Retained earnings                                                                  32,149,623      27,315,439
                                                                                     -----------     -----------

         Total shareholders' equity                                                   39,711,881      61,202,697
                                                                                     -----------     -----------

                                                                                     $55,866,482     $74,148,980
                                                                                     ===========     ===========

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Six months ended June 30,         Three months ended June 30,
                                                ------------------------------      ------------------------------
                                                    1998               1997             1998              1997
                                                ------------      ------------      ------------      ------------
Revenue
   Commission income                            $  8,437,304      $  7,766,714      $  5,228,027      $  5,482,515
   Consulting fee income                           5,645,221         4,225,583         3,819,390         3,995,576
   Management fee income                           3,331,414         2,668,270         1,796,381         1,412,973
   Motel                                           1,014,091           901,164           588,982           532,430
   Other                                           1,117,765         1,097,238           696,750           541,338
                                                ------------      ------------      ------------      ------------

                                                  19,545,795        16,658,969        12,129,530        11,964,832

Operating expenses
   Salaries and wages                              2,587,775         1,519,743         1,199,207           667,678
   General and administrative                        522,004         1,460,675           305,644           859,241
   Minority interest in limited partnership        1,558,746         1,039,674           986,597           894,707
   Other operating expenses                          914,474           535,194           582,263           325,900
   Depreciation and amortization                     160,499           161,937            75,750            71,650
   Insurance and taxes                               447,360           120,208           242,683            59,255
   Repairs and maintenance                            74,838           102,652            37,674            40,973
   Franchise fees                                     73,523            72,910            43,381            37,565
   Telephone and utilities                           101,501            71,311            46,728             5,315
   Advertising and promotion                          76,468            50,703            34,604            30,448
   Legal and professional fees                       136,904            91,489            60,557            78,527
   Loss on sale of motel properties                  858,579                --           858,579                --
                                                ------------      ------------      ------------      ------------

          Total operating expenses                 7,512,671         5,226,496         4,473,667         3,071,259
                                                ------------      ------------      ------------      ------------

Income from operations                            12,033,124        11,432,473         7,655,863         8,893,573

Other expenses
   Interest expense                                 (203,938)         (233,065)         (102,776)         (108,449)
                                                ------------      ------------      ------------      ------------

Earnings before income taxes                      11,829,186        11,199,408         7,553,087         8,785,124

Deferred tax benefit (expense)                    (2,650,000)        2,588,183        (1,325,000)        2,153,418
Current tax provision                             (1,336,000)         (291,185)       (1,081,130)         (242,272)
                                                ------------      ------------      ------------      ------------

                                                  (3,986,000)        2,296,998        (2,406,130)        1,911,146
                                                ------------      ------------      ------------      ------------

          Net income                            $  7,843,186      $ 13,496,406      $  5,146,957      $ 10,696,270
                                                ============      ============      ============      ============

Earnings per share                              $        .74      $       1.28      $        .49      $       1.01
                                                ============      ============      ============      ============

Weighted average shares outstanding               10,570,944        10,570,944        10,570,944        10,570,944
                                                ============      ============      ============      ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six months ended June 30,
                                                                            ------------------------------
                                                                                1998              1997
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $  7,843,186      $ 13,496,406
      Adjustments to reconcile net income to net cash
         used for operating activities
      Loss on sale of motel properties                                           745,017              --
      Depreciation and amortization                                              160,499           161,937
      Minority interest in limited partnership                                 1,558,746         1,039,674
      Other                                                                       47,032              --
   (Increase) decrease in
      Accounts receivable - trade                                                217,001            74,328
      Accounts receivable - affiliates                                       (14,608,125)      (13,317,028)
      Prepaid expenses and other                                                  14,500            20,166
      Deferred tax asset                                                       2,650,000        (2,588,183)
   Increase (decrease) in
      Accounts payable                                                            51,391          (118,360)
      Accounts payable - affiliates                                              151,478              --
      Accrued expenses                                                            27,701          (180,329)
      Other current liabilities                                                     --            (439,992)
      Income taxes payable                                                     1,336,000           291,185
                                                                            ------------      ------------

              Net cash provided (used) by operating activities                   194,426        (1,560,196)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           (146,947)         (109,775)
   Net cash acquired from acquisition                                               --             298,105
   Proceeds from sale of motel properties                                        275,354              --
                                                                            ------------      ------------

              Net cash provided by investing activities                          128,407           188,330

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                    --           1,660,538
   Payments on long term debt                                                   (206,998)         (114,522)
                                                                            ------------      ------------

              Net cash provided (used) by financing activities                  (206,998)        1,546,016
                                                                            ------------      ------------

Net increase in cash and cash equivalents                                        115,835           174,150

Cash and cash equivalents at beginning of period                                 144,906            76,355
                                                                            ------------      ------------

Cash and cash equivalents at end of period                                  $    260,741      $    250,505
                                                                            ============      ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                                   (Unaudited)

                                                                                Six months ended June 30,
                                                                                 1998             1997
                                                                             ------------     ------------
Noncash investing and financing activities:
 Reduction of receivable from affiliate in exchange for:
   Redemption of preferred stock                                             $ 26,325,000     $         --
   Payment of dividends                                                         3,009,000               --

 Exchange of investment for account
   receivable from affiliates                                                   1,573,000               --

 Assets received and liabilities assumed in connection with sale of Motel properties:
   Notes receivable                                                             3,600,000               --
   Investment in real property                                                    750,000               --
   Mortgage payable on investment in real property                                290,000               --

 Preferred stock issued for acquisition                                                --       32,500,000

 Long term debt paid by related party                                                  --          887,855

 Stock issued to company to retire debt                                                --        9,482,000

 Details of acquisition:
   Fair value of assets acquired                                             $         --     $ 34,171,349
   Liabilities assumed                                                                 --       (4,706,322)
   Goodwill                                                                            --        3,034,973
   Stock issued                                                                        --      (32,500,000)
                                                                             ------------     ------------
   Cash paid                                                                           --               --
   Plus:  cash acquired                                                                --          298,105
                                                                             ------------     ------------
   Net cash acquired from acquisition                                        $         --     $    298,105
                                                                             ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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


NOTE B - MOTEL PROPERTIES

         In June 1998, the company sold its three motel properties located in the Spokane, Washington area for $4,660,000. The properties were sold for a combination of cash, notes receivable and real estate. Revenues and income from the properties sold are not material to the future operations of the company.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Revenues increased to $12,129,530 versus prior year of $11,964,832. The increase was primarily due to higher management fees. Total operating expenses increased from $3,071,259 to $4,473,667. The increase resulted from the nonrecurring loss on the sale of the three hotel properties and higher salaries and wages.

The increase in income tax expense to $2,406,130 was due to utilization of existing net operating loss "carryforwards" and utilization of the deferred tax asset.

Results of Operations

Six months ended June 30, 1998 compared to six months ended June 30, 1997

Revenues increased to $19,545,795 versus prior year of $16,658,969. The increase resulted from higher commission income and higher consulting and management fees.

Total operating expenses increased to $7,512,671 due to higher salaries and wages and the nonrecurring loss on the sale of the three hotel properties.

Earnings before income taxes increased to $11,829,186 compared to prior year of $11,199,408. The increase in income tax expense to $3,986,000 was due to utilization of existing net operating loss "carryforwards" and utilization of the deferred tax asset.

Financial Condition and Liquidity

At June 30, 1998, the company had total assets of $55,866,782. Cash and cash equivalents increased to $260,741.

Total liabilities increased to $8,432,391 primarily due to increase in income tax payable.

Year to date, the Company redeemed $26,325,000 of it's preferred stock in exchange for reduction of receivable from an affiliate.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


                            Part II Other Information

     Item 6.    Exhibits and Reports on Form 8 - K

               (a)  Exhibits
                      Exhibit Number         Description of Exhibit
                      --------------         ----------------------
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

                                    FIRST EQUITY PROPERTIES, INC.


August 11, 1998                         /s/    F. Terry Shumate, Director,
                                    Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER                 DESCRIPTION
 ------                 -----------

  27                    Financial Data Schedule