Form 10-Q
period 1998-09-30
FIRST EQUITY PROPERTIES INC
filed 1998-11-12
CIK 726516

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number              0-11777
                      ---------------------------------------------------------

                         FIRST EQUITY PROPERTIES, INC.

 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

      Nevada                                           95-6799846
                                                 ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
          or organization)                             Identification No.)

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

Yes           No
   -------       -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X   .    No
   -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1998, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                   FORM 10-Q
                               September 30, 1998


                                     INDEX

Part I Financial Information:                                                                      Page No.
   Item 1.    Financial Statements.

     Consolidated Balance Sheets

       September 30, 1998 (Unaudited) and December 31, 1997.............................................4
     Consolidated Statements of Income (Unaudited)
       Nine Months and Three Months Ended September 30, 1998 and 1997...................................5

     Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1998 and 1997....................................................6

     Notes to Consolidated Financial Statements.........................................................8

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................9

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................10

Board of Directors
First Equity Properties, Inc. and Subsidiaries

The accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of September 30, 1998 and December 31, 1997, and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.




FARMER, FUQUA, HUNT & MUNSELLE, P.C.

Dallas, Texas
October 28, 1998

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             September 30, 1998     December 31,
                                                                                 (Unaudited)            1997
Motel and other property and equipment, less
   accumulated depreciation of $57,546 and $480,094,
   respectively                                                                 $   181,881         $ 5,693,509
Cash and cash equivalents                                                           246,391             144,906
Accounts receivable - trade                                                       1,039,415           1,190,357
Accounts receivable - affiliates                                                  1,639,244          17,217,713
Notes receivable                                                                  3,352,320                  --
Prepaid expenses                                                                         --              10,500
Investments                                                                      40,703,000          41,526,000
Other assets                                                                      3,005,089           3,065,995
Deferred tax asset                                                                1,325,000           5,300,000
                                                                                -----------         -----------

                                                                                $51,492,340         $74,148,980
                                                                                ===========         ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                   $ 2,700,926         $ 2,830,913
Notes payable - affiliate                                                         2,694,484           2,279,578
Accounts payable - trade                                                            219,282             444,274
Accounts payable - affiliates                                                     3,833,136              74,597
Accrued liabilities                                                                 165,897             557,242
Income taxes payable                                                                334,000             596,215
                                                                                -----------         -----------

Total liabilities                                                                 9,947,725           6,782,819

Minority interest in limited partnership                                          8,308,290           6,163,464

Shareholders' Equity
   Series A preferred stock, $.01 par value; 40,000 shares authorized;
     32,500 shares issued and outstanding
     at December 31, 1997, stated at liquidation value                                   --          32,500,000
   Other preferred stock, $.01 par value;  4,960,000 shares
     authorized;  none issued or outstanding                                             --                  --
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding                           105,710             105,710
   Capital in excess of par value                                                 1,281,548           1,281,548
   Retained earnings                                                             31,849,067          27,315,439
                                                                                -----------         -----------

Total shareholders' equity                                                       33,236,325          61,202,697
                                                                                -----------         -----------

                                                                                $51,492,340         $74,148,980
                                                                                ===========         ===========

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Nine months ended September 30, Three months ended September 30,
                                                   -----------------------------------------------------------------
                                                       1998            1997           1998             1997
                                                   ------------    ------------    ------------    ------------
Revenue
   Commission income                               $ 12,976,462    $ 10,554,958    $  4,539,158    $  2,788,244
   Consulting fee income                              7,267,384       5,880,776       1,622,163       1,655,193
   Management fee income                              5,126,141       4,113,159       1,794,727       1,444,889
   Motel                                              1,014,091       1,561,459              --         660,295
   Other                                              1,997,470       1,661,976         879,705         564,738
                                                   ------------    ------------    ------------    ------------

                                                     28,381,548      23,772,328       8,835,753       7,113,359
Operating expenses
   Consulting fees expense                            5,500,000              --       5,500,000
   Salaries and wages                                 3,698,943       2,354,986       1,111,168         835,243
   General and administrative                           781,411       1,739,787         259,407         279,112
   Minority interest in limited partnership           2,144,825       1,291,298         586,079         251,624
   Other operating expenses                           1,117,424         779,311         202,950         244,117
   Depreciation and amortization                        179,467         233,586          18,968          71,649
   Insurance and taxes                                  698,068         162,052         250,708          41,844
   Repairs and maintenance                               76,381         155,786           1,543          53,134
   Franchise fees                                        73,523         130,579              --          57,669
   Telephone and utilities                              110,558          99,544           9,057          28,233
   Advertising and promotion                             79,408          79,436           2,940          28,733
   Legal and professional fees                          201,844         114,134          64,940          22,645
   Loss on sale of motel properties                     865,159              --           6,580              --
                                                   ------------    ------------    ------------    ------------

          Total operating expenses                   15,527,011       7,140,499       8,014,340       1,914,003
                                                   ------------    ------------    ------------    ------------

Income from operations                               12,854,537      16,631,829         821,413       5,199,356

Other expenses
   Interest expense                                    (365,616)       (335,270)       (161,678)       (102,205)
                                                   ------------    ------------    ------------    ------------

Earnings before income taxes                         12,488,921      16,296,559         659,735       5,097,151

Deferred tax benefit (expense)                       (3,975,000)      3,766,135      (1,325,000)      1,177,952
Current tax provision                                  (189,123)       (423,711)      1,146,877        (132,526)
                                                   ------------    ------------    ------------    ------------

                                                     (4,164,123)      3,342,424        (178,123)      1,045,426
                                                   ------------    ------------    ------------    ------------

          Net income                               $  8,324,798    $ 19,638,983    $    481,612    $  6,142,577
                                                   ============    ============    ============    ============

Earnings per share                                 $        .79    $       1.86    $        .05    $        .59
                                                   ============    ============    ============    ============

Weighted average shares outstanding                  10,570,944      10,570,944      10,570,944      10,570,944
                                                   ============    ============    ============    ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine months ended   September 30,
                                                                      --------------    --------------
                                                                            1998              1997
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $    8,324,798    $   19,638,983
      Adjustments to reconcile net income to net cash
         used for operating activities
      Loss on sale of motel properties                                       865,159                --
      Depreciation and amortization                                          179,467           233,586
      Minority interest in limited partnership                             2,144,826         1,291,298
      Other                                                                  195,016                --
   (Increase) decrease in
      Accounts receivable - trade                                            150,942           (15,706)
      Accounts receivable - affiliates                                   (19,139,698)      (19,090,773)
      Prepaid expenses and other                                              14,500           (23,218)
      Deferred tax asset                                                   3,975,000        (3,766,135)
   Increase (decrease) in
      Accounts payable                                                      (224,992)          (99,880)
      Accounts payable - affiliates                                        3,758,539                --
      Accrued expenses                                                      (391,345)          132,417
      Other current liabilities                                                   --          (439,992)
      Income taxes payable                                                  (262,215)          423,711
                                                                      --------------    --------------

              Net cash provided (used) by operating activities              (410,003)       (1,715,709)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       (172,341)         (171,507)
   Net cash acquired from acquisition                                             --           298,105
   Proceeds from sale of motel properties                                    275,354                --
                                                                      --------------    --------------

              Net cash provided by investing activities                      103,013           126,598

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                             505,761         1,716,393
   Payments on long term debt                                                (97,286)         (141,527)
                                                                      --------------    --------------

              Net cash provided (used) by financing activities               408,475         1,574,866
                                                                      --------------    --------------

Net increase in cash and cash equivalents                                    101,485           (14,245)

Cash and cash equivalents at beginning of period                             144,906            76,355
                                                                      --------------    --------------

Cash and cash equivalents at end of period                            $      246,391    $       62,110
                                                                      ==============    ==============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                                  (Unaudited)

                                                                             Nine months ended     September 30,
                                                                                  1998                   1997
                                                                              -----------          ------------
Noncash investing and financing activities:
   Reduction of receivable from affiliate in exchange for:
      Redemption of preferred stock                                           $32,500,000          $         --
      Payment of dividends                                                      3,791,167                    --

   Exchange of investment for account
      receivable from affiliates                                                1,573,000                    --

   Assets received and liabilities assumed in connection
      with sale of Motel properties:
      Notes receivable                                                          3,600,000                    --
      Investment in real property                                                 750,000                    --
      Mortgage payable on investment in real property                             290,000                    --

   Preferred stock issued for acquisition                                              --            32,500,000

   Long term debt paid by related party                                                --               887,855

   Stock issued to company to retire debt                                              --             9,482,000

   Details of acquisition:
      Fair value of assets acquired                                           $        --          $ 34,171,349
      Liabilities assumed                                                              --            (4,706,322)
      Goodwill                                                                         --             3,034,973
      Stock issued                                                                     --           (32,500,000)
                                                                              -----------          ------------
      Cash paid                                                                        --                    --
      Plus:  cash acquired                                                             --               298,105
                                                                              -----------          ------------
      Net cash acquired from acquisition                                      $        --          $    298,105
                                                                              ===========          ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)


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


NOTE B - MOTEL PROPERTIES

         In June 1998, the company disposed of its three motel properties located in the Spokane, Washington area for $4,660,000. The properties were exchanged for a combination of cash, notes receivable and real estate. Revenues and income from the properties sold are not material to the future operations of the company.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

For the quarter, revenues were $8,835,753 compared to $7,113,359 in 1997. The increase resulted primarily from higher commission income and increased management fees. Operating expenses increased significantly due to higher consulting fees, higher general and administrative expenses and increased salaries and wages.

Results of Operations

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenues increased to $28,381,548 due to higher commission income, higher consulting fee income, higher management fee income and increased construction fee income. Operating expenses increased due to higher consulting fees, higher general and administrative expenses, higher salaries and wages, higher insurance and taxes and loss on sale of motel properties.

Financial Condition and Liquidity

At September 30, 1998, the company had cash and cash equivalents of $246,391.

Year to date, the Company redeemed $32,500,000 of it's preferred stock in exchange for reduction of receivable from an affiliate.

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

                                   FIRST EQUITY PROPERTIES, INC.


November 12, 1998                     /s/    F. Terry Shumate, Director,
                                   Vice President, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

                                    Exhibits

Exhibit Number            Description of Exhibit
--------------            ----------------------
    27.0                  Financial Data Schedule, filed herewith