Form 10-K
period 1998-12-31
FIRST EQUITY PROPERTIES INC
filed 1999-04-14
CIK 726516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED     December 31, 1998
                         -------------------------------------------------------

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                COMMISSION FILE NUMBER       0-11777
                                       -----------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                         95-6799846
-------------------------------                        ------------------
 State of other jurisdiction of                         (I.R.S. Employer
  Incorporation or organization                        Identification No.)

10670 N. Central Expressway, Suite 410, Dallas, Texas           75231
-----------------------------------------------------           -----
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  214 750-5800
                                                    --------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            None

-----------------------------         ------------------------------------------

-----------------------------         ------------------------------------------

           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] No [ ]

         As of March 26, 1999, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1. BUSINESS.

         First Equity Properties, Inc. (herein referred to as "FEPI" or "Registrant" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

         Prior to January 1, 1997, the Registrant's only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Registrant, through its own operations, was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal year ended December 31, 1998, this Registrant through its subsidiaries was, and at present is engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). See Note T to the Consolidated Financial Statements for a break out of revenues, expenses and earnings contributions of each separate line of business.

TRANSACTION OF SUCCESSION.

         FEPI is the successor-in-interest to Wespac Investors Trust III, a California real estate investment trust ("WesPac") originally established August 22, 1983 which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Wespac was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the "1988 Reorganization") which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled In re:
Wespac Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the "1994 Reorganization"). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the "Modified Plan"). Pursuant to the Modified Plan, there was distributed to the shareholders of Wespac a proposal to convert Wespac from a California business trust into a Nevada corporation through the "Incorporation Procedure" described therein coupled with a change of the name of the resulting entity. On November 29, 1996, the then shareholders of Wespac approved the conversion of Wespac into FEPI, which was accomplished by incorporating WESPAC as a California corporation and merging it into FEPI, previously a wholly-owned subsidiary of

WESPAC, with FEPI as the surviving entity. The effective date of the merger of FEPI and the California corporation was December 24, 1996. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of Wespac became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree which closed the 1994 Reorganization. See "Item 3. Legal Proceedings."

HOSPITALITY BUSINESS

         Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997 and foreclosed on by the Company in January 1998) located in Spokane, Washington. The two Comfort Inn hotels are The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the "Spokane Properties."

         During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which "wraps" certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank.

         Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property near Couer d'Alene, Idaho. Such Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See "Item 13. Certain Relationships and Related Transactions." During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See Note Q to the Consolidated Financial Statements.

         Such dispositions ended the Company's direct ownership in the hospitality line of business.

PROPERTY MANAGEMENT

         Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation ("Carmel"), and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL"). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation ("BCM") which is the contractual advisor to and performs administrative services for five other publicly held entities which are engaged in the real estate business. See also "Item 12. Certain Relationships and Related Transactions." Carmel is engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintains the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate. CRSL manages multi-family portfolios which include over 32,000 multi-family units through seven third-party regional management companies.

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

         The real estate business overall, including management of real estate, is highly competitive and Carmel and CRSL compete with numerous entities engaged in similar activities, some of which may have greater financial resources than those of Carmel and/or CRSL. Management of Carmel and CRSL believe that success against such competition is dependent upon the geographic location of the properties, the performance of the property managers in areas such as marketing, collections and the ability to control operating expenses, the amount of new construction in the area and maintenance and appearance of each individual property. Additional competitive factors with respect to commercial industrial properties are the ease of access to the property, adequacy of related facilities such as parking, and sensitivity to market conditions in setting rent levels. With respect to multi-family residential units, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for tenants. Management of Carmel and CRSL also believe that general economic circumstances and trends and new properties in the vicinity of each of the properties managed by Carmel and CRSL are also competitive factors.

         At March 26, 1999, Carmel has 127 employees and CRSL has 7 employees.

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

ITEM 2. PROPERTIES.

         The Company's principal offices are located at 10670 North Central Expressway, Suite 410, Dallas, Texas 75231. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

         Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold effective June 1, 1997 and foreclosed upon during January 1998) located in Spokane, Washington, all of which were disposed of during 1998. Although the record title to the Comfort Inn hotels may remain in the Company subject to the Contract for Deed, the Company considers it has disposed of such properties. Except for any remaining record title to the two Comfort Inn hotels, the Company owns no real property.

         Periodically, Carmel leases additional space as required. In January 1998, Carmel leased 23,813 square feet of space in Denver, Colorado. The lease term is for 36 months with two automatic renewals of one year each.

         Also in June 1998, Carmel leased an additional 25,827 square feet of office space in Farmers Branch, Texas. The lease term is 15 years.

         Carmel's management considers both the Denver and Farmers Branch space to be rentable and adequate for the operations conducted at such locations.

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

         Pursuant to the Confirmed Plan, Class 6 consisted of the Allowed Interest of former public shareholders in "Old Common Stock," all of which was canceled on the Effective Date of the Confirmed Plan (June 15, 1996) with one share of beneficial interest of Wespac deemed to be exchanged for each share of Allowed Interest, other than Greenbriar Corporation who were then to hold in the aggregate 25% of the New Shares of Beneficial Interest. After objections to proofs of interest demonstrating an interest in another entity, it was determined that the Allowed Interest of such holders were equivalent to 2,642,236 Shares of Beneficial Interest.

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

         Confirmation of the Confirmed Plan (as modified) served to re-vest all assets of the estate in Wespac free and clear of all liabilities except those payable pursuant to the Confirmed Plan. Under the Confirmed Plan, Wespac retained the Spokane Properties and all allowed claims have been provided for or paid. The effect of the Modification was to distribute to the shareholders of Wespac a proposal to convert Wespac from a California business trust into a Nevada corporation through the "Incorporation Procedure" described therein, coupled with a change of the name of Wespac. Such proposal was distributed to the shareholders of Wespac who, by November 29, 1996, approved the proposal by a vote in excess of 84% in favor. The Incorporation Procedure was implemented. Following completion of the Incorporation Procedure Wespac submitted to the Court a Certificate of Substantial Consummation and requested the entry of a Final Decree on January 24, 1997 to close the 1994 Reorganization. The Final Decree was entered by the Court February 11, 1997.

         The Company's subsidiaries are involved in certain legal actions arising in the ordinary course of business. Management of the Company believes that such litigation and claims, individually and in the aggregate, will be resolved without material effect upon the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         FEPI's shares of Common Stock, par value $0.01 per share, are available for trading in the over-the-counter market, but to the knowledge of management of FEPI, no shares have traded since their issuance. The CUSIP Number is 320097-10-8. The shares of Beneficial Interest of WESPAC traded through the first quarter of 1988 and, at one time, were quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Since cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of Beneficial Interest of WESPAC or the shares of Common Stock of FEPI as the successor.

         No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the shares of Common Stock of FEPI as the successor.

         As of March 26, 1999, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated historical financial data presented below for the two fiscal years ended December 31, 1998 and the period from June 15, 1996 (fresh start) through December 31, 1996 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, (iii) the transaction of succession, and
(iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                Year Ended                 Period June 15,
                                                                December 31,                   1996
                                                       ------------------------------      to December 31
                                                           1998              1997              1996
                                                       ------------      ------------      --------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

   Revenues ......................................     $ 35,563,209      $ 33,370,720      $  1,475,831

   Operating Costs ...............................       16,300,214         8,381,325         1,484,023

   General and Administrative ....................        1,472,368         1,658,681           101,554

   Interest Expense ..............................          486,730           399,368           209,946

   Earnings (loss) Before Income Taxes ...........       16,151,691        22,931,346          (319,692)

   Income tax expense (current) ..................          (93,623)         (596,215)               --

   Income tax (expense) benefit (deferred)........       (5,300,000)        5,300,000                --
                                                       ------------      ------------      ------------

   Net earnings (loss) ...........................     $ 10,758,068        27,635,131          (319,692)
                                                       ============      ============      ============

   Net earnings (loss) per share..................     $       1.02      $       2.61      $      (0.03)
                                                       ============      ============      ============

   Weighted Average Shares outstanding............       10,570,944        10,570,944        10,570,944

CONSOLIDATED BALANCE SHEET DATA:

   Total Assets ..................................     $ 51,698,791      $ 74,148,980      $  5,822,865

   Short Term Debt ...............................        4,336,145         3,951,906           879,761

   Long Term Debt ................................        2,776,336         2,830,913         3,875,538

   Stockholders' Equity ..........................       35,669,598        61,202,697         1,067,566

   Minority Interest in Subsidiary ...............        8,916,712         6,163,464                --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its consolidated subsidiaries had total assets of $51,698,791 at December 31, 1998. Of that amount, $325,699 was held in cash. Long-term debt was $2,776,336. The decrease in total assets from prior year was due primarily to the Company redeeming its preferred stock in return for its receivable from Syntek West, Inc. and reduction of its deferred tax asset.

         Also during 1998, the Company sold three hotel properties (Comfort Inn North, Comfort Inn South and Rodeway Inn). The Comfort Inns were sold, through a contract for deed to sell, for a total of $4,000,000 with a down payment and an all inclusive wrap-around note which "wraps" certain existing underlying indebtedness. The Rodeway Inn was sold in exchange for a $100,000 note receivable and a residential property near Couer d'Alene, Idaho.

RESULTS OF OPERATIONS

         In 1998, total revenue increased to $35,563,209 from $33,370,720 in 1997. The increase was due to increased consulting fees, higher management fees and increased construction supervision fees. Partially offsetting the increases were lower commission income and lower motel revenues.

         Earnings before income tax were $16,151,691 versus prior year of $22,931,346. The decrease resulted primarily from higher operating costs and loss on the sale of the three hotel properties (Comfort Inn North, Comfort Inn South and Rodeway Inn). Income tax expense was $5,393,623 versus an income tax benefit of $4,703,785 in 1997. The increase in income tax expense was due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company and its consolidated subsidiaries had total assets of $74,148,980. Of that amount $144,906 was held in cash. The Company's long-term debt at December 31, 1997 totaled $2,830,913, which includes mortgage notes payable related to the motel properties owned by the Company. The increase in assets and liabilities from the prior year relates solely to the acquisition of Carmel Realty, Inc. and Carmel Realty Services, Ltd.

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

ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where any property-level manager in the employee of a subsidiary of the Company may have arranged for the removal, disposal or treatment of hazardous or toxic substances. Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets or results of operations.

INFLATION

         The effects of inflation on the Company's operations are not quantifiable. To the extent that inflation affects interest rates, the Company's earnings from any short-term investments and the cost of new financings as well as the cost of variable rate financing will be affected.

YEAR 2000

         Management of the Company believes that its computer hardware operating system and computer software have been certified as year 2000 compliant. Further, CRSL performs property management services for properties owned by others, and effective January 1, 1999, it began using year 2000 compliant hardware and property management computer software for commercial properties it manages. CRSL has been informed that its subcontractors either have in place or will have in place in the first quarter of 1999, year 2000 compliant hardware and property management computer software.

         The Company has not incurred, nor does it expect to incur, any costs related to its accounting and property management computer software being modified, upgraded or replaced in order to make it year 2000 compliant. Such costs have been or will be borne by either CRSL or the property management subcontractors or CRSL.

         Management has completed its evaluation of the Company's computer controlled building systems, such as security, elevators, heating and cooling, etc., to determine what systems are not year 2000 complaint. Management believes that necessary modifications to such systems are insignificant and do not require significant expenditures, as such enhanced operating systems are readily available.

         The Company has or will have in place the year 2000 compliant systems that will allow it to operate. The risks the Company faces are that certain of its vendors will not be able to supply goods or services and that financial institutions and taxing authorities will not be able to accurately apply payments made to them. The Company believes that other vendors are readily available and that financial institutions and taxing authorities will, if necessary, apply monies received manually. The likelihood of the above having a significant impact on the Company's operations is negligible.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating activities. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

         Based upon the Company's market risk sensitive instruments (including variable rate debt) outstanding at December 31, 1998, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the fiscal year ended December 31, 1996, the Registrant had no principal independent accountant. During the pendency of the 1994 Reorganization described under Item 3. Legal Proceedings above, the Trust utilized the services of LeMaster & Daniels, PLLC, an accounting firm in Spokane, Washington, for the preparation of internal financial statements and compilation of certain projections and analyses in connection with the Modified Plan. Such firm did not serve as the principal independent accountant for Registrant and during the pendency of the 1994 Reorganization through the issuance of the Final Decree on February 11, 1997, the Registrant had no independent accountant. Following the issuance of the Final Decree the Registrant was unable to complete the preparation of financial statements until late fall 1997 due to the continuous involvement of the predecessor of the Company in bankruptcy proceedings since 1988, including the 1988 Reorganization and the 1994 Reorganization, which required confirmation of various items over a nine-year period. During April 1997, the Board of Directors selected Farmer, Fuqua, Hunt & Munselle, P.C. to serve as the independent auditors for the Company for the fiscal year ended December 31, 1996. Such firm was again selected by the Board of Directors to serve as the independent auditors for the Company for the fiscal years ended December 31, 1997 and 1998.

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

     NAME                 AGE              POSITION WITH THE COMPANY
Karl L. Blaha             51           President

F. Terry Shumate          59           Vice President, Secretary and Treasurer

         Karl L. Blaha is President (since October 1993) and a director (since June 1996) of American Realty Trust, Inc. ("ART"), a New York Stock Exchange listed entity engaged in real estate, and was Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART. He is also Executive Vice President and Director of Commercial Management (April 1992 to August 1995 and since July 1997) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Continental Mortgage and Equity Trust ("CMET"), a publicly-held real estate investment trust (REIT), Income Opportunity Realty Investors, Inc. ("IORI"), a publicly-held REIT, Transcontinental Realty Investors, Inc. ("TCI"), a publicly-held REIT, and Syntek Asset Management, Inc. ("SAMI") Director (since November 1998) of SAMI; Executive Vice President (since November 1998) and Director (since January 1999) of NRLP Management Corp ("NMC"), the managing general partner of National Realty, L.P. ("NRLP"), an American Stock Exchange listed publicly-held limited partnership, and its operating partnership, National Operating L.P. ("NOLP"); Executive Vice President (October 1992 to July
1997) of Carmel Realty, Inc. ("Carmel Realty"), a company which provides real estate brokerage services and commercial property management services; Executive Vice President and Director of Commercial Management (April 1992 to February
1994) of National Income Realty Trust ("NIRT") and Vinland Property Trust ("VPT"), then both publicly-held REITs; partner-director of National Real Estate Operations of First Winthrop Corporation (August 1988 to March 1992); Corporate Vice President of Southmark Corporation ("Southmark") (April 1984 to August
1988); and President of Southmark Commercial Management (March 1986 to August 1988. Mr. Blaha was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 1998, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 26, 1999, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

                                                                                  AMOUNT AND NATURE
                                                                                    OF BENEFICIAL
       TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP         PERCENT OF CLASS

Shares of Common Stock, par    Nevada Sea Investments, Inc.                       5,285,472 shares             50%
value $0.01 per share          10670 North Central Expressway
                               Suite 410
                               Dallas, Texas 75231

Shares of Common Stock, par    Greenbriar Corporation                             2,642,736 shares             25%
value $0.01 per share          4265 Kellway Circle
                               Dallas, Texas 75248


(1) Based on 10,570,944 shares of common stock outstanding on March 26, 1999.

         As of March 26, 1999, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

                                                                           AMOUNT AND NATURE
                                                                            OF BENEFICIAL
       TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER           OWNERSHIP       PERCENT OF CLASS(a)
Shares of Common Stock, par    Karl L. Blaha                                    None                 None
value $0.01 per share          10670 North Central Expressway
                               Suite 300
                               Dallas, Texas 75231

Shares of Common Stock, par    F. Terry Shumate                                 None                 None
value $0.01 per share          10670 North Central Expressway
                               Suite 410
                               Dallas, Texas 75231

Shares of Common Stock, par    All officers and directors as a group            None                 None
value $0.01 per share

(a) Based on 10,570,944 shares of common stock outstanding on March 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. All principal and interest under such advances were originally due June 14, 1998. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. As of December 31, 1998, the sum of $2,641,552 is due and payable to Nevada Sea and/or its affiliates in principal, together with interest thereon at the rate of 8% per annum.

         Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $32,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see Note K to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 of preferred stock in exchange for reduction of receivables from Syntek West, Inc.

         Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties. Such management arrangement ceased at the time of disposition of the Spokane Properties during June 1998.

         Effective June 1, 1997, the Company sold a 90-room Rodeway Inn located at W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the

Rodeway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or
(ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998 the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property near Couer d'Alene, Idaho. See also Note Q to the Consolidated Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements. The following documents are filed as part of this report:

         1.       Consolidated Financial Statements.                                      Page
                                                                                          ----
         Independent auditor's report                                                     F-1

         Balance Sheets as of December 31, 1998 and 1997                                  F-2

         Statements of Operations for the years ended December 31, 1998 and 1997 and the period from June 15, 1996 (fresh start) through December 31,
         1996                                                                             F-3

         Statements of Changes in Shareholders' Equity for the years ended
         December 31, 1998 and 1997 and the period from June 15, 1996 (fresh
         start) through December 31, 1996                                                 F-4

         Statements of Cash Flows for the years ended December 31, 1998 and 1997 and the period from June 15, 1996 (fresh start) through December 31,
         1996                                                                             F-5

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

               EXHIBIT
             DESIGNATION             DESCRIPTION OF EXHIBIT
             -----------             ----------------------
                  2.6      Certificate of Substantial Consummation dated January
                           21, 1997 (incorporation by reference is made to
                           Exhibit 2.6 to Form 8-K of First Equity Properties,
                           Inc. for event reported June 19, 1996).

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

                  21       Subsidiaries of the Registrant

                  27       Financial Data Schedule

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                         FIRST EQUITY PROPERTIES, INC.

Dated: April 14, 1999

                                         By /s/ F. TERRY SHUMATE
                                            ------------------------------------
                                            F. Terry Shumate, Director, Vice
                                            President, Secretary and Treasurer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


/s/ KARL L. BLAHA
------------------------     Director and President (Principal    April 14, 1999
Karl L. Blaha                Executive Officer)


 /s/ F. TERRY SHUMATE
------------------------     Director, Vice President, Secretary  April 14, 1999
F. Terry Shumate             and Treasurer (principal financial
                             and accounting officer)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                            Page
                                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets as of December 31, 1998 and 1997                                        F-2

     Statements of operations for the years ended December 31, 1998 and 1997 and
     the period from June 15, 1996 (fresh start) through December 31, 1996                  F-3

     Statements of changes in shareholders' equity for the years ended December
     31, 1998 and 1997 and the period from June 15, 1996 (fresh start) through
     December 31, 1996                                                                      F-4

     Statements of cash flows for the years ended December 31, 1998 and 1997 and
     the period from June 15, 1996 (fresh start) through December 31, 1996                  F-5

     Notes to financial statements                                                          F-6

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from June 15, 1996 (fresh start) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period from June 15, 1996 (fresh start) through December 31, 1996, in conformity with generally accepted accounting principles.




FARMER, FUQUA, HUNT & MUNSELLE, P.C.

March 31, 1999
Dallas, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                       ASSETS
                                                                                      1998            1997
                                                                                  -----------     -----------
Motel property and equipment, less
  accumulated depreciation of $105,074
  and $414,313, respectively                                                      $   204,013     $ 5,693,509
Cash and cash equivalents                                                             325,699         144,906
Accounts receivable - trade                                                         1,240,736       1,190,357
Accounts receivable - affiliate                                                     3,020,755      17,217,713
Prepaid expenses                                                                           --          10,500
Investments                                                                        40,573,000      41,526,000
Notes receivable                                                                    3,348,468              --
Other assets                                                                        2,986,120       3,065,995
Deferred tax asset                                                                         --       5,300,000
                                                                                  -----------     -----------
                                                                                  $51,698,791     $74,148,980
                                                                                  ===========     ===========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                                     $ 2,776,336     $ 2,830,913
Notes payable - affiliate                                                           2,747,347       2,279,578
Accounts payable - trade                                                              302,853         444,274
Accounts payable - affiliate                                                          240,762          74,597
Accrued liabilities                                                                   806,683         557,242
Income taxes payable                                                                  238,500         596,215
                                                                                  -----------     -----------

         Total liabilities                                                          7,112,481       6,782,819

Minority interest in subsidiary                                                     8,916,712       6,163,464

Shareholders' Equity
  Series A preferred stock, $.01 par value; 40,000 shares
     authorized; -0- and 32,500 shares issued and outstanding
     at December 31, 1998 and 1997, respectively; stated
     at liquidation value                                                                  --      32,500,000
  Other preferred stock, $.01 par value;  4,960,000 shares
     authorized; none issued or outstanding                                                --              --
  Common stock, $0.01 par, 40,000,000 shares  authorized,
    10,570,944 shares issued and outstanding                                          105,710         105,710
  Capital in excess of par value                                                    1,281,548       1,281,548
  Retained earnings                                                                34,282,340      27,315,439
                                                                                  -----------     -----------

         Total shareholders' equity                                                35,669,598      61,202,697
                                                                                  -----------     -----------

                                                                                  $51,698,791     $74,148,980
                                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997
                 and the Period from June 15, 1996 (fresh start)
                            through December 31, 1996

                                                 1998              1997              1996
                                             ------------      ------------      ------------
Revenue
   Commissions                               $ 15,088,330      $ 16,009,816      $         --
   Consulting fees                              9,580,256         7,519,680                --
   Management fees                              7,011,188         5,648,933                --
   Other                                        2,869,344         2,266,064            43,856
   Motel                                        1,014,091         1,926,227         1,431,975
                                             ------------      ------------      ------------

                                               35,563,209        33,370,720         1,475,831
Operating expenses
   Consulting fees                              5,500,000                --                --
   Salaries and wages                           5,062,774         3,900,342           532,109
   Minority interest in earnings
     of subsidiary                              2,753,250         2,100,338                --
   General and administrative                   1,472,368         1,658,681           101,554
   Other operating expenses                     1,353,393           876,105           140,164
   Insurance and taxes                            810,717           457,907            97,255
   Depreciation and amortization                  245,964           305,123           129,136
   Repairs and maintenance                         77,625           193,939            97,223
   Franchise fees                                  73,523           172,176            89,392
   Telephone and utilities                        126,364           157,463           119,469
   Advertising and promotion                       81,653           116,733            69,934
   Legal and accounting                           214,951           101,199           209,341
                                             ------------      ------------      ------------

         Total operating expenses              17,772,582        10,040,006         1,585,577
                                             ------------      ------------      ------------

Earnings (loss) from operations                17,790,627        23,330,714          (109,746)

Other expenses
     Interest expense                            (486,730)         (399,368)         (209,946)
                                             ------------      ------------      ------------

Earnings (loss) before income taxes
     and loss on sale of assets                17,303,897        22,931,346          (319,692)

Loss on sale of assets                         (1,152,206)               --                --
                                             ------------      ------------      ------------

Earnings (loss) before income taxes            16,151,691        22,931,346          (319,692)

Income tax benefit (expense)
     Current                                      (93,623)         (596,215)               --
     Deferred                                  (5,300,000)        5,300,000                --
                                             ------------      ------------      ------------
                                               (5,393,623)        4,703,785                --
                                             ------------      ------------      ------------

         NET EARNINGS (LOSS)                   10,758,068      $ 27,635,131      $   (319,692)
                                             ============      ============      ============

Earnings (loss) per share                    $       1.02      $       2.61      $       (.03)
                                             ============      ============      ============

Weighted average shares outstanding            10,570,944        10,570,944        10,570,944
                                             ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 1998 and 1997
                 and the Period from June 15, 1996 (fresh start)
                           through December 31, 1996



                                          Common Stock            Preferred Stock          Capital       Retained
                                   -------------------------   ----------------------     in excess      earnings      Total
                                     Shares         Amount      Shares       Amount        of par       (deficit)      equity
                                   ----------     ----------   --------  ------------   ------------  ------------  ------------
Balances at June 15, 1996          10,570,944     $  105,710         --  $         --   $  1,281,548  $         --  $  1,387,258

Net loss                                   --             --         --            --             --      (319,692)     (319,692)
                                   ----------     ----------   --------  ------------   ------------  ------------  ------------

Balances at December 31, 1996      10,570,944        105,710         --            --      1,281,548      (319,692)    1,067,566

Issuance of preferred stock to
acquire subsidiary                         --             --     32,500    32,500,000             --            --    32,500,000

Net earnings                               --             --         --            --             --    27,635,131    27,635,131
                                   ----------     ----------   --------  ------------   ------------  ------------  ------------

Balances at December 31, 1997      10,570,944        105,710     32,500    32,500,000      1,281,548    27,315,439    61,202,697

Redemption of preferred stock              --             --    (32,500)  (32,500,000)            --            --   (32,500,000)

Dividends paid                             --             --         --            --             --    (3,791,167)   (3,791,167)

Net earnings                               --             --         --            --             --    10,758,068    10,758,068
                                   ----------     ----------   --------  ------------   ------------  ------------  ------------

Balances at December 31, 1998      10,570,944     $  105,710         --            --   $  1,281,548  $ 34,282,340  $ 35,669,598
                                   ==========     ==========   ========  ============   ============  ============  ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Year Ended December 31, 1998 and 1997
                 and the Period from June 15, 1996 (fresh start)
                           through December 31, 1996

                                                                     1998              1997              1996
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (earnings) loss                                             $ 10,758,068      $ 27,635,131      $   (319,692)
   Adjustments to reconcile net earnings (loss)
     to net cash used by operating activities
   Depreciation and amortization                                      245,964           305,123           129,136
   Minority interest                                                2,753,250         2,100,338                --
   Loss on sale of assets                                           1,152,206                --                --
   (Increase) decrease in
       Accounts receivable - trade                                    (50,379)         (124,024)           36,840
       Deferred tax asset                                           5,300,000        (5,300,000)               --
       Accounts receivable - affiliate                            (20,521,209)      (26,945,736)               --
       Prepaid expenses and other assets                               14,500             8,507            (2,013)
   Increase (decrease) in
       Accounts payable                                              (141,421)          261,069            99,028
       Accounts payable - affiliate                                   166,164            74,598                --
       Accrued expenses                                               249,441           169,108            18,166
       Other current liabilities                                           --          (439,992)         (313,970)
       Income taxes payable                                          (357,715)          596,215                --
                                                                 ------------      ------------      ------------

  Net cash used by operating activities                              (431,131)       (1,659,663)         (352,505)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (242,001)         (181,072)         (107,496)
   Sale of motels and equipment                                       488,425                --                --
   Payments received on notes receivable                               20,815                --                --
   Net cash acquired from acquisition                                      --           298,105                --
                                                                 ------------      ------------      ------------

         Net cash provided (used) by
           investing activities                                       267,239           117,033          (107,496)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - affiliate                            467,769         1,767,951           511,627
   Payments on long term debt                                        (123,084)         (156,770)         (120,966)
                                                                 ------------      ------------      ------------

         Net cash provided by financing activities                    344,685         1,611,181           390,661
                                                                 ------------      ------------      ------------

Net increase (decrease)  in cash and cash equivalents                 180,793            68,551           (69,340)

Cash and cash equivalents at beginning of period                      144,906            76,355           145,695
                                                                 ------------      ------------      ------------

Cash and cash equivalents at end of period                       $    325,699      $    144,906      $     76,355
                                                                 ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

         Principles of Consolidation

         The consolidated financial statements include the accounts of First Equity Properties, Inc., its wholly-owned subsidiaries, Carmel Equity Lending, Inc. and Carmel Realty, Inc. and its majority-owned subsidiary, Carmel Realty Services, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

         Concentration of Credit Risk

         At December 31, 1998, the Company had cash in excess of federally insured limits on deposit in a bank.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE D - ACCOUNTS RECEIVABLE - AFFILIATES

                                                                                              1998              1997
                                                                                         ------------      ------------
              Syntek West, Inc.                                                          $  2,955,806      $  4,444,575
              Basic Capital Management, Inc.                                                       --        12,615,675
              Others                                                                           64,949           157,463
                                                                                         ------------      ------------
                                                                                         $  3,020,755      $ 17,217,713
                                                                                         ============      ============

NOTE E - INVESTMENTS

                                                                                              1998             1997
                                                                                         ------------      ------------
              Realty Advisors, Inc. preferred stock - at cost                            $ 39,952,000      $ 41,525,000
              Real estate                                                                     620,000                --
              Other - at cost                                                                   1,000             1,000
                                                                                         ------------      ------------
                                                                                         $ 40,573,000      $ 41,526,000
                                                                                         ============      ============

         The investment in Realty Advisors, Inc. preferred stock at December 31, 1998 and 1997 represents 363,200 and 377,500 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company

NOTE F - MOTEL PROPERTY AND EQUIPMENT

                                                                                             1998              1997
                                                                                         ------------      ------------
              Land and improvements                                                      $         --      $    984,578
              Buildings and improvements                                                           --         4,331,114
              Furniture and fixtures                                                          309,087           792,130
                                                                                         ------------      ------------
                                                                                              309,087         6,107,822
              Less accumulated depreciation and
              amortization                                                                   (105,074)         (414,313)
                                                                                         ------------      ------------
                                                                                         $    204,013      $  5,693,509
                                                                                         ============      ============

NOTE G - OTHER ASSETS

                                                                                             1998              1997
                                                                                         ------------      ------------
               Goodwill, less accumulated amortization
                 of $151,749 and $75,874 at December 31,
                 1998 and 1997                                                           $  2,883,224     $   2,959,099
               Deposits                                                                       102,896           106,450
               Other                                                                               --               446
                                                                                         ------------     -------------
                                                                                         $  2,986,120     $   3,065,995
                                                                                         ============     =============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE H - ACCRUED LIABILITIES

                                               1998         1997
                                             --------     --------
Accrued payroll and payroll taxes            $806,683     $524,952
Accrued interest                                   --           --
Accrued property taxes                             --       32,290
                                             --------     --------
                                             $806,683     $557,242
                                             ========     ========

NOTE I - NOTES PAYABLE

                                                                              1998           1997
                                                                          -----------     ----------
Mortgage notes payable to a bank, bearing interest at 3.5% in excess of the U.S. T-Bill rate (as defined), payable in monthly installments of
$26,886 including interest through maturity on April 1, 1999;
subsequently extended, collateralized by certain motel property and equipment
                                                                          $ 2,637,298     $2,433,058

Bankruptcy claim payable, unsecured, at 10% per annum, payable in annual installments of $15,812 through June 2000
                                                                               54,952         62,990

Bankruptcy claims payable, unsecured, at 8% per annum, payable in annual installments of $75,849 through June 2001
                                                                               84,086        334,865
                                                                          -----------     ----------
                                                                          $ 2,776,336     $2,830,913
                                                                          ===========     ==========

         At December 31, 1998 maturities of notes payable are as follows:

     1999             $  2,750,799
     2000                   25,537
                      ------------
                      $  2,776,336
                      ============

NOTE J - NOTES PAYABLE - AFFILIATE

         The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE K - CAPITAL TRANSACTIONS

         The Series A preferred stock was cumulative, non-voting shares that were issued in 1997 in connection with the acquisition described in Note P. The preferred stock has an annual dividend rate of $80 per share, and may be redeemed at any time, at the option of the Company, at a price equal to the liquidation value ($1,000 per share) plus all cumulative dividends in arrears. The preferred stock has no right of conversion into any other securities of the Company. The stock was redeemed in 1998 for $32,500,000 in exchange for notes receivable and cumulative dividends in arrears on the preferred stock totalling $3,791,167 were also exchanged for notes receivable. Accordingly, total cumulative dividends in arrears totaled $-0- at December 31, 1998.

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE L - INCOME TAXES

               Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 1998, 1997 and 1996 as a result of the following:

                                                  1998              1997               1996
                                             ------------      ------------      -------------
Computed expected tax expense                $  5,655,000      $  8,110,000      $          --
Alternative minimum tax                                --           596,215                 --
Federal income tax                                238,500                --                 --
Miscellaneous timing differences                 (499,877)               --                 --
Reduction of valuation allowance                       --       (13,410,000)                --
                                             ------------      ------------      -------------
                                             $  5,393,623      $ (4,703,785)     $          --
                                             ============      ============      =============

         The tax effects of temporary differences that give rise to the significant portion of the deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                 1998           1997
                                             ----------     ----------
Net operating loss carryforwards             $       --     $5,300,000
Less valuation allowance                             --             --
                                             ----------     ----------

Net deferred tax asset                       $       --     $5,300,000
                                             ==========     ==========

         During 1998, the Company utilized the net operating loss carryforwards available to offset current year income. Accordingly, no deferred tax asset exists at December 31, 1998 and the reduction of the asset is included in income tax expense in the accompanying consolidated statement of operations.

NOTE M - RELATED PARTY TRANSACTIONS

         Effective January 1, 1997 the Company contracted with Regis Management Corporation (Regis) to manage the day to day operations of the motel properties for 5% of gross revenues. Regis is a subsidiary of Carmel Realty, Inc. Such contract terminated at the time of disposition of the motel properties.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE N - FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 follow:

                                                1998                            1997
                                     ---------------------------     ---------------------------
                                       Carrying          Fair          Carrying          Fair
                                        Amount           Value          Amount           Value
                                     -----------     -----------     -----------     -----------
Accounts receivable - affiliates     $ 3,020,755     $ 3,020,755     $17,217,713     $17,217,713
Investments                           40,573,000      40,573,000      41,526,000      41,526,000
Note receivable                        3,348,468       3,348,468              --              --
Notes payable                          2,776,336       2,776,336       2,830,913       2,830,913
Notes payable - affiliate              2,747,347       2,747,347       2,279,578       2,279,578

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

NOTE O - COMMITMENTS AND CONTINGENCIES

         The Company leases office and storage space, under operating leases, which expire at various dates through May 2013. During the periods ended December 31, 1998, 1997 and 1996, total rent expense was approximately $255,000, $338,000 and $50,000, respectively. The estimated annual minimum lease payments remaining on the initial lease terms as of December 31, 1998 are:

                  1999                    $ 1,032,935
                  2000                        981,922
                  2001                        639,101
                  2002                        624,385
                  2003                        606,000
               Thereafter                   7,454,606
                                          -----------
                                          $11,338,949
                                          ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

NOTE P - ACQUISITION

         Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. (the "Acquired Companies"), for a purchase price of $32,500,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). The Preferred Stock has a right to cumulative cash dividends of $80 per share per annum; payment of $1,000 per share in the event of dissolution, liquidation or winding up of the Company before any distribution is made by the Company to its common shareholders; optional redemption at any time at a price of $1,000 per share, plus cumulative dividends; no right of conversion into any other securities of the Company; and no voting rights, except as may be required by law. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the Acquired Companies' results of operations are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $3,035,000 and is being amortized over 40 years. During 1998, the Company redeemed all of its $32,500,000 of preferred stock in exchange for reduction of receivables from Syntek West, Inc.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


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

         In January 1998, the Company foreclosed on the property following a lack of performance by the buyer on the related note receivable. It was management's intent to hold the property for the production of income. The property was recorded at the amount of the net receivable, which is lower than the fair value of the property, in the accompanying financial statements. The $160,000 loan was written off and included in the 1997 consolidated statement of operations. Results of operations for the property for the period from March 1, 1997 through December 31, 1997 were retained by the buyer and are not included in the accompanying consolidated statement of operations for the year ended December 31, 1997.

         During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which "wraps" certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank.

         Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property near Couer d'Alene, Idaho. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE R - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      1998              1997              1996
                                                                 ------------      ------------      ------------
Cash paid during the year for:
           Interest                                              $    518,476      $    288,742      $    174,211
           Income taxes                                                    --                --                --

         Noncash investing and financing activities:
           Preferred stock  issued for acquisition                         --        32,500,000                --
           Long term debt paid by related party                            --           887,855                --
           Stock issued to company to retire debt                          --         9,482,000                --
           Dividend paid for notes payable                          3,791,167                --                --
           Preferred stock investment exchanged
                for notes payable                                   1,573,000                --                --
           Receivables exchanged for
                preferred stock                                    32,500,000                --                --

         Details of acquisition:
           Fair value of assets acquired                                   --        34,171,349                --
           Liabilities assumed                                             --        (4,706,322)               --
           Goodwill                                                        --         3,034,973                --
           Stock issued                                                    --       (32,500,000)               --
                                                                 ------------      ------------      ------------
           Cash paid                                                       --                --                --
           Plus: cash acquired                                             --           298,105                --
                                                                 ------------      ------------      ------------
           Net cash acquired from acquisition                              --           298,105                --
                                                                 ============      ============      ============

         Details of sale of motel properties
           Sales price                                              4,520,776                --                --
           Note receivable                                         (3,600,000)               --                --
           Residential property                                      (620,000)               --                --
           Expenses paid                                             (111,575)               --                --
           Note payable assumed                                       299,224                --                --
                                                                 ------------      ------------      ------------
           Net cash from sale of motel properties                $    488,425      $         --      $         --
                                                                 ============      ============      ============

NOTE S - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $9,923, $4,320 and $-0- in 1998, 1997 and 1996, respectively.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE T - BUSINESS SEGMENTS

         Prior to January 1, 1997, the Company's only business consisted of the management of three motels in the Spokane, Washington area. In 1998 and 1997, the Company's operations have been classified into three business segments: hospitality, property management and real estate brokerage. These segments have separate financial information and, to a large extent, separate management and operating groups. Hospitality relates to the operations of the Company's three motel properties, which were sold in 1998. Property management relates to services rendered primarily to five publicly-traded real estate entities, in connection with the management of commercial real property, including retail centers, office buildings, industrial properties and hotels. Real estate brokerage relates to services rendered primarily to five publicly-traded real estate entities, in connection with locating, leasing and purchasing real estate. Summarized financial data by segment for 1998, 1997 and 1996 is as follows:


                                                                                    1998
                                             -----------------------------------------------------------------------------------
                                              Hospitality     Property    Real Estate                Adjustments
                                               Business     Management     Brokerage       Other    & Eliminations  Consolidated
                                             ------------  ------------  ------------  ------------ --------------  ------------
Revenues                                     $  1,014,091  $ 23,183,685  $ 15,088,330  $    628,040  $ (4,350,937)  $ 35,563,209
                                             ============  ============  ============  ============  ============

Operating profit (loss)                      $(1,756,678)  $ 16,195,171  $ 10,540,089  $    628,040  $         --   $ 25,606,622
                                             ============  ============  ============  ============  ============
General corporate expenses                                                                                           (6,701,681)
Minority interest in earnings of subsidiary                                                                          (2,753,250)
                                                                                                                    ------------
Earnings before income taxes                                                                                        $ 16,151,691
                                                                                                                    ============
Identifiable assets                          $  5,829,462  $  1,668,392  $         --                               $  7,497,854
                                             ============  ============  ============
Corporate assets                                                                                                      44,200,937
                                                                                                                    ------------
                                                                                                                    $ 51,698,791
                                                                                                                    ============

      Corporate assets include cash and cash equivalents, notes receivable and investments.

                                                                                      1997
                                             -------------------------------------------------------------------------------------
                                              Hospitality     Property    Real Estate                  Adjustments
                                               Business     Management     Brokerage       Other      & Eliminations  Consolidated
                                             ------------  -------------  ------------   ------------ --------------  ------------
Revenues                                     $  1,926,227  $  18,815,921  $ 16,054,816   $    253,034  $ (3,679,278) $ 33,370,720
                                             ============  =============  ============   ============  ============
Operating profit (loss)                      $   (288,995) $  14,356,856  $ 12,256,353   $    253,037  $    (45,000) $ 26,532,251
                                             ============  =============  ============   ============  ============
General corporate expenses                                                                                             (1,500,567)
Minority interest in earnings of subsidiary                                                                            (2,100,338)
                                                                                                                     ------------
Earnings before income taxes                                                                                         $ 22,931,346
                                                                                                                     ============
Identifiable assets                          $ 12,998,401  $ 14,214,196   $         --                               $ 27,213,597
                                             ============  ============   ============
Corporate assets                                                                                                       46,935,383
                                                                                                                     ------------
                                                                                                                     $ 74,148,980
                                                                                                                     ============

       Corporate assets include cash and cash equivalents, investments and deferred tax assets.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1998 and 1997


NOTE T - BUSINESS SEGMENTS - CONTINUED

                                                                               1996
                                       -----------------------------------------------------------------------------------------
                                        Hospitality    Property       Real Estate                   Adjustments
                                         Business     Management       Brokerage       Other       & Eliminations   Consolidated
                                       -----------   -----------     -----------     -----------   --------------   ------------
Revenues                               $ 1,475,831   $        --     $        --     $        --     $        --     $ 1,475,831
                                       ===========   ===========     ===========     ===========     ===========

Operating profit (loss)                $ (319,692)   $        --     $        --     $        --     $        --     $  (319,692)
                                       ===========   ===========     ===========     ===========     ===========
General corporate expenses                                                                                                    --
Minority interest in earnings of
subsidiary                                                                                                                    --
                                                                                                                     -----------
Earnings before income taxes                                                                                         $  (319,692)
                                                                                                                     ===========
Identifiable assets                    $ 5,822,865   $        --     $        --                                     $ 5,822,865
                                       ===========   ===========     ===========                                     -----------
Corporate assets                                                                                                              --
                                                                                                                     -----------
                                                                                                                     $ 5,822,865
                                                                                                                     ===========

NOTE U - SUBSEQUENT EVENT

         In April 1999, the mortgage note secured by certain motel property scheduled to mature on April 1, 1999 was amended to reflect a maturity date of April 1, 2000.

NOTE V - COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998 and December 31, 1997, and the period from June 15, 1996 (fresh start) through December 31, 1996, the Company's comprehensive income (loss) was equal to its net income (loss) and the Company does not have income meeting the definition of other comprehensive income.

                               INDEX TO EXHIBITS

               EXHIBIT
                 NO.            DESCRIPTION OF EXHIBIT
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

               EXHIBIT
                 NO.                 DESCRIPTION OF EXHIBIT
             -----------             ----------------------
                  2.6      Certificate of Substantial Consummation dated January
                           21, 1997 (incorporation by reference is made to
                           Exhibit 2.6 to Form 8-K of First Equity Properties,
                           Inc. for event reported June 19, 1996).

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

               EXHIBIT
                 NO.                 DESCRIPTION OF EXHIBIT
             -----------             ----------------------

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

                  21       Subsidiaries of the Registrant

                  27       Financial Data Schedule