Form 10-Q
period 1999-03-31
FIRST EQUITY PROPERTIES INC
filed 1999-05-14
CIK 726516

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number                           0-11777
                      ---------------------------------------------------------

                         FIRST EQUITY PROPERTIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                   Nevada                                        95-6799846
---------------------------------------------                ----------------
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

Yes      .    No
   ------       ------
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

Yes   X   .    No
   -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 1999, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                   FORM 10-Q
                                 March 31, 1999


                                     INDEX



Part I Financial Information:                                                                      Page No.

   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       March 31, 1999 (Unaudited) and December 31, 1998.................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 1999 and 1998.......................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 1999 and 1998.......................................................5

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      March 31, 1999   December 31,
                                                                       (Unaudited)         1998
                                                                      -------------    ------------
Property and equipment, less  accumulated
   depreciation of $120,074 and
   $105,074, respectively                                             $     220,452    $    204,013
Cash and cash equivalents                                                   181,932         325,699
Accounts receivable - trade                                               1,215,225       1,240,736
Accounts receivable - affiliates                                          6,802,504       3,020,755
Investments                                                              40,573,000      40,573,000
Notes receivable                                                          3,357,407       3,348,468
Other assets                                                              2,969,036       2,986,120
                                                                      -------------    ------------

                                                                      $  55,319,556    $ 51,698,791
                                                                      =============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                         $   2,750,597    $  2,776,336
Notes payable - affiliate                                                 2,799,060       2,747,347
Accounts payable - trade                                                    428,321         302,853
Accounts payable - affiliate                                                840,051         240,762
Accrued liabilities                                                         517,487         806,683
Income taxes payable                                                      1,178,500         238,500
                                                                      -------------    ------------

       Total liabilities                                                  8,514,016       7,112,481

Minority interest in limited partnership                                  9,324,108       8,916,712

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding                   105,710         105,710
   Capital in excess of par value                                         1,281,548       1,281,548
   Retained earnings                                                     36,094,174      34,282,340
                                                                      -------------    ------------

         Total shareholders' equity                                      37,481,432      35,669,598
                                                                      -------------    ------------

                                                                      $  55,319,556    $ 51,698,791
                                                                      =============    ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                          1999             1998
                                                                      ------------     ------------
Revenue
   Commission income                                                  $  2,218,837     $  3,209,277
   Management fee income                                                 1,772,888        1,535,033
   Consulting fee income                                                 1,067,062        1,825,831
   Other                                                                   402,862          421,015
   Motel                                                                      --            425,109
                                                                      ------------     ------------

                                                                         5,461,649        7,416,265
Operating expenses
   Salaries and wages                                                    1,341,741        1,388,568
   Minority interest in limited partnership                                407,393          572,149
   General and administrative                                              386,859          216,360
   Insurance and taxes                                                     160,560          204,677
   Other operating expenses                                                153,074          332,211
   Legal and professional fees                                              89,185           76,347
   Depreciation and amortization                                            33,969           84,749
   Telephone and utilities                                                  15,622           54,773
   Repairs and maintenance                                                   3,025           37,164
   Advertising and promotion                                                 1,414           41,864
   Franchise fees                                                             --             30,142
                                                                      ------------     ------------

       Total operating expenses                                          2,592,842        3,039,004
                                                                      ------------     ------------

Earnings from operations                                                 2,868,807        4,377,261

Other expenses
   Interest expense                                                       (116,973)        (101,162)
                                                                      ------------     ------------

Earnings before income taxes                                             2,751,834        4,276,099

Income tax benefit (expense)
   Deferred                                                                   --         (1,325,000)
   Current                                                                (940,000)        (254,870)
                                                                      ------------     ------------

                                                                          (940,000)      (1,579,870)
                                                                      ------------     ------------

       NET EARNINGS                                                   $  1,811,834     $  2,696,229
                                                                      ============     ============

Earnings per share                                                    $        .17     $        .26
                                                                      ============     ============

Weighted average shares outstanding                                     10,570,944       10,570,944
                                                                      ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)

                                                                          1999            1998
                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                       $ 1,811,834     $ 2,696,229
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities
       Deferred tax (benefit) expense                                        --         1,325,000
       Depreciation and amortization                                       33,969          84,749
       Minority  interest in limited partnership                          407,393         572,149
     (Increase) decrease in
       Accounts receivable - trade                                         25,511          99,185
       Accounts receivable - affiliate                                 (3,781,749)     (5,480,487)
       Notes receivable                                                    (8,939)           --
       Other assets                                                        (1,882)         (7,420)
     Increase (decrease) In
       Accounts payable                                                   125,468          53,375
       Accrued expenses                                                  (289,196)        (17,206)
       Accounts payable - affiliate                                       599,289         453,093
       Income taxes payable                                               940,000         254,870
                                                                      -----------     -----------

           Net cash provided by (used for) operating activities          (138,302)         33,537

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (31,439)        (25,717)
   Other                                                                     --             2,999
                                                                      -----------     -----------

           Net cash used for investing activities                         (31,439)        (22,718)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                           51,713          41,854
   Payments on long term debt                                             (25,739)        (28,070)
                                                                      -----------     -----------

           Net cash provided by financing activities                       25,974          13,784
                                                                      -----------     -----------

Net increase (decrease) in cash and cash equivalents                     (143,767)         24,603

Cash and cash equivalents at beginning of period                          325,699         144,906
                                                                      -----------     -----------

Cash and cash equivalents at end of period                            $   181,932     $   169,509
                                                                      ===========     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)


                                                                     1999                  1998
                                                                 ----------            ----------

Redemption of preferred stock in exchange for
  reduction of receivable from affiliate                         $     --              $5,000,000

Payment of dividend in exchange for reduction
  of receivable from affiliate                                         --                 450,000

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1998.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Revenues decreased to $5,461,649 versus prior year of $7,416,265. The decrease was due to lower commission income, lower consulting fee income and lower motel revenue. Total operating expenses decreased to $2,592,842 in 1999 from $3,039,004 in 1998. The decrease was due to lower salaries and wages, reduced minority interest and lower operating expenses.

The decrease in income tax expense to $940,000 was due to lower operating income.

Financial Condition and Liquidity

At March 31, 1999, the Company had total assets of $55,319,556 compared to $51,698,791 at December 31, 1998. Cash and cash equivalents were $181,932.

Total liabilities were $8,514,016 versus $7,112,481 at December 31, 1998.

Part II Other Information

     Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits

                           Exhibit Number                           Description of Exhibit
                           --------------                           ----------------------
                                27                        Financial Data Schedules, filed herewith

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST EQUITY PROPERTIES, INC.


May 14, 1999                            /s/    F. Terry Shumate, Director,
                                         Vice President, Secretary and Treasurer

                               INDEX TO EXHIBITS

                           Exhibit Number                           Description of Exhibit
                           --------------                           ----------------------
                                27                        Financial Data Schedules, filed herewith