Form 10-Q
period 1999-06-30
FIRST EQUITY PROPERTIES INC
filed 1999-08-13
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission file number    0-11777
                       --------------------------------------------------------

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

                                  214-750-5800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   X   .    No
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

Yes   X   .    No
    -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of June 30, 1999, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 1999


                                      INDEX


Part I Financial Information:                                                                      Page No.
   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       June 30, 1999 (Unaudited) and December 31, 1998..................................................4

     Consolidated Statements of Income (Unaudited)
       Six Months and Three Months Ended June 30, 1999 and 1998.........................................5

     Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1999 and 1998..........................................................6

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................10

Board of Directors
First Equity Properties, Inc. and Subsidiaries

The accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of June 30, 1999 and December 31, 1998, and the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the six month periods ended June 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.


FARMER, FUQUA, HUNT & MUNSELLE, P.C.

Dallas, Texas
August 13, 1999

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  June 30, 1999     December 31,
                                                                   (Unaudited)          1998
                                                                  -------------     ------------
Property and equipment, less accumulated depreciation
   of $135,074 and $105,074, respectively                          $   225,152     $   204,013
Cash and cash equivalents                                               94,700         325,699
Accounts receivable - trade                                          1,485,599       1,240,736
Accounts receivable - affiliates                                          --         3,020,755
Investments                                                         55,220,710      40,573,000
Other assets                                                         2,950,067       2,986,120
Notes receivable                                                     3,471,605       3,348,468
                                                                   -----------     -----------

TOTAL ASSETS                                                       $63,447,833     $51,698,791
                                                                   ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                      $ 2,724,242     $ 2,776,336
Notes payable - affiliate                                            2,851,347       2,747,347
Accounts payable - trade                                               449,862         302,853
Accounts payable - affiliates                                        4,083,780         240,762
Accrued liabilities                                                    969,271         806,683
Income taxes payable                                                 2,488,500         238,500
                                                                   -----------     -----------

Total liabilities                                                   13,567,002       7,112,481

Minority interest in limited partnership                             9,846,073       8,916,712

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
      authorized, 10,570,944 shares issued and outstanding             105,710         105,710
   Capital in excess of par value                                    1,281,548       1,281,548
   Retained earnings                                                38,647,500      34,282,340
                                                                   -----------     -----------

Total shareholders' equity                                          40,034,758      35,669,598
                                                                   -----------     -----------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                          $63,447,833     $51,698,791
                                                                   ===========     ===========

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Six months ended June 30,        Three months ended June 30,
                                               -----------------------------     -----------------------------
                                                   1999             1998             1999             1998
                                               ------------     ------------     ------------     ------------
Revenue
   Commission income                           $  6,542,823     $  8,437,304     $  4,323,986     $  5,228,027
   Management fee income                          3,709,366        3,331,414        1,936,478        1,796,381
   Consulting fee income                          2,552,698        5,645,221        1,485,636        3,819,390
   Other                                            955,904        1,117,765          553,042          696,750
   Motel                                               --          1,014,091             --            588,982
                                               ------------     ------------     ------------     ------------

                                                 13,760,791       19,545,795        8,299,142       12,129,530

Operating expenses
   Salaries and wages                             4,101,945        2,587,775        2,760,204        1,199,207
   General and administrative                     1,049,569          522,004          662,710          305,644
   Minority interest in limited partnership         929,358        1,558,746          521,965          986,597
   Insurance and taxes                              294,956          447,360          134,396          242,683
   Other operating expenses                         204,974          914,474           51,900          582,263
   Legal and professional fees                      216,677          136,904          127,492           60,557
   Depreciation and amortization                     67,937          160,499           33,968           75,750
   Telephone and utilities                           39,578          101,501           23,956           46,728
   Repairs and maintenance                            7,270           74,838            4,245           37,674
   Advertising and promotion                          3,770           76,468            2,356           34,604
   Franchise fees                                      --             73,523             --             43,381
   Loss on sale of motel properties                    --            858,579             --            858,579
                                               ------------     ------------     ------------     ------------

          Total operating expenses                6,916,034        7,512,671        4,323,192        4,473,667
                                               ------------     ------------     ------------     ------------

Income from operations                            6,844,757       12,033,124        3,975,950        7,655,863

Other expenses
   Interest expense                                (229,597)        (203,938)        (112,624)        (102,776)
                                               ------------     ------------     ------------     ------------

Earnings before income taxes                      6,615,160       11,829,186        3,863,326        7,553,087

Deferred tax benefit (expense)                         --         (2,650,000)            --         (1,325,000)
Current tax provision                            (2,250,000)      (1,336,000)      (1,310,000)      (1,081,130)
                                               ------------     ------------     ------------     ------------

                                                 (2,250,000)      (3,986,000)      (1,310,000)      (2,406,130)
                                               ------------     ------------     ------------     ------------

          Net income                           $  4,365,160     $  7,843,186     $  2,553,326     $  5,146,957
                                               ============     ============     ============     ============

Earnings per share                             $        .41     $        .74     $        .24     $        .49
                                               ============     ============     ============     ============

Weighted average shares outstanding              10,570,944       10,570,944       10,570,944       10,570,944
                                               ============     ============     ============     ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                   ------------------------------
                                                                        1999             1998
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  4,365,160      $  7,843,186
      Adjustments to reconcile net income to net cash
         provided by (used for) operating activities
      Loss on sale of motel properties                                     --             745,017
      Depreciation and amortization                                      67,938           160,499
      Minority interest in limited partnership                          929,361         1,558,746
      Other                                                                --              47,032
   (Increase) decrease in
      Accounts receivable - trade                                      (244,863)          217,001
      Accounts receivable - affiliates                               (7,965,515)      (14,608,125)
      Prepaid expenses and other                                         (1,885)           14,500
      Deferred tax asset                                                   --           2,650,000
      Notes receivable                                                 (123,137)             --
   Increase (decrease) in
      Accounts payable                                                  147,009            51,391
      Accounts payable - affiliates                                     181,578           151,478
      Accrued expenses                                                  162,588            27,701
      Income taxes payable                                            2,250,000         1,336,000
                                                                   ------------      ------------

      Net cash provided by (used for) operating activities             (231,766)          194,426

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                   (51,139)         (146,947)
   Proceeds from sale of motel properties                                  --             275,354
                                                                   ------------      ------------

      Net cash provided by (used for) investing activities              (51,139)          128,407

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                        104,000              --
   Payments on long term debt                                           (52,094)         (206,998)
                                                                   ------------      ------------

      Net cash provided by (used for) financing activities               51,906          (206,998)
                                                                   ------------      ------------

Net increase in cash and cash equivalents                              (230,999)          115,835

Cash and cash equivalents at beginning of period                        325,699           144,906
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $     94,700      $    260,741
                                                                   ============      ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                   -----------------------------
                                                                       1999             1998
                                                                   ------------     ------------
Noncash investing and financing activities:
 Reduction of receivable from affiliate in exchange for:
   Investment in preferred stock of affiliate ................     $ 14,647,710     $       --
   Redemption of preferred stock .............................             --         26,325,000
   Payment of dividends ......................................             --          3,009,000

Exchange of investment for account
   receivable from affiliates ................................             --          1,573,000

Assets received and liabilities assumed in connection
 with sale of Motel properties:
   Notes receivable ..........................................             --          3,600,000
   Investment in real property ...............................             --            750,000
   Mortgage payable on investment in real property ...........     $       --       $    290,000

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Revenues decreased to $8,299,142 versus prior year of $12,129,530. The decrease was due to lower commission and consulting fee income. Total operating expenses decreased from $4,473,667 to $4,323,192. The decrease resulted from lower operating expenses and the sale of the motel properties in 1998.

The decrease in income tax expense to $1,310,000 was due to lower pre-tax earnings.

Results of Operations

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Revenues decreased to $13,760,791 versus prior year of $19,545,795. The decrease resulted from lower commission income, lower consulting fees and the sale of motel properties in 1998..

Total operating expenses decreased to $6,916,034 due to lower minority interest income, lower operating costs and the sale of the motel properties in 1998.

Earnings before income taxes decreased to $6,615,160 compared to prior year of $11,829,186. The decrease in income tax expense to $2,250,000 was due to lower pre-tax earnings.

Financial Condition and Liquidity

At June 30, 1999, the company had total assets of $63,447,833. Cash and cash equivalents were $94,700.

Total liabilities increased to $13,567,002 primarily due to increase in income tax payable and accounts payable affiliate.

Other

Effective July 1, 1999, the Company modified its consulting fee relationship with an affiliate. This change will significantly reduce consulting fee income going forward.

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

                                          FIRST EQUITY PROPERTIES, INC.


August 13, 1999                           /s/ F. Terry Shumate, Director,
                                     Vice President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NUMBER               DESCRIPTION
--------------               -----------
     27.0                    Financial Data Schedule, filed herewith