Form 10-Q
period 1999-09-30
FIRST EQUITY PROPERTIES INC
filed 1999-11-12
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number              0-11777
                      ----------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                   Nevada                                        95-6799846
---------------------------------------------                -------------------
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


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    .    No
    ---        ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  X .    No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 1999, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                               September 30, 1999


                                      INDEX

                                                                                                    Page No.
Part I Financial Information:

   Item 1.    Financial Statements.

     Consolidated Balance Sheets
       September 30, 1999 (Unaudited) and December 31, 1998.............................................4

     Consolidated Statements of Income (Unaudited)
       Nine Months and Three Months Ended September 30, 1999 and 1998...................................5

     Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended September 30, 1999 and 1998....................................................6

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................10

Board of Directors
First Equity Properties, Inc. and Subsidiaries

The accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of September 30, 1999 and December 31, 1998, and the related consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the nine month periods ended September 30, 1999 and 1998 were not audited by us and, accordingly, we do not express an opinion on them.




FARMER, FUQUA, HUNT & MUNSELLE, P.C.

Dallas, Texas
October 28, 1999

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                                September 30, 1999    December 31,
                                                                    (Unaudited)           1998
                                                                ------------------    ------------
Property and equipment, less accumulated
   depreciation of $142,574 and $105,074,
   respectively                                                    $    220,608       $    204,013
Cash and cash equivalents                                               294,818            325,699
Accounts receivable - trade                                           1,859,147          1,240,736
Accounts receivable - affiliates                                           --            3,020,755
Investments                                                          54,600,710         40,573,000
Notes receivable                                                      3,464,272          3,348,468
Other assets                                                          2,931,098          2,986,120
                                                                   ------------       ------------

TOTAL ASSETS                                                         63,370,653         51,698,791
                                                                   ============       ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                         2,575,248          2,776,336
Notes payable - affiliate                                             2,904,210          2,747,347
Accounts payable - trade                                              1,094,379            302,853
Accounts payable - affiliates                                         5,222,945            240,762
Accrued liabilities                                                   1,024,232            806,683
Income taxes payable                                                  1,615,000            238,500
                                                                   ------------       ------------

Total liabilities                                                    14,436,014          7,112,481

Minority interest in limited partnership                             10,129,055          8,916,712

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
      authorized, 10,570,944 shares issued and outstanding              105,710            105,710
      Capital in excess of par value                                  1,281,548          1,281,548
      Retained earnings                                              37,418,326         34,282,340
                                                                   ------------       ------------

Total shareholders' equity                                           38,805,584         35,669,598
                                                                   ------------       ------------

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                           $ 63,370,653       $ 51,698,791
                                                                   ============       ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Nine Months Ended                 Three Months Ended
                                                           September 30,                       September 30,
                                                  ------------------------------      ------------------------------
                                                      1999              1998              1999              1998
                                                  ------------      ------------      ------------      ------------
   Revenue
         Commission income                        $ 10,213,526      $ 12,976,462      $  3,670,703      $  4,539,158
         Management fee income                       5,530,960         5,126,141         1,821,594         1,794,727
         Consulting fee income                       2,748,453         7,267,384           195,755         1,622,163
         Motel                                            --           1,014,091              --                --
         Other                                       1,317,934         1,997,470           362,030           879,705
                                                  ------------      ------------      ------------      ------------

                                                    19,810,873        28,381,548         6,050,082         8,835,753
   Operating expenses
         Salaries and wages                          5,293,721         3,698,943         1,191,776         1,111,168
         Consulting fees expense                     5,000,000         5,500,000         5,000,000         5,500,000
         General and administrative                  1,410,715           781,411           361,146           259,407
         Minority interest in
            limited partnership                      1,212,340         2,144,825           282,982           586,079
         Insurance and taxes                         1,024,740           698,068           729,784           250,708
         Legal and professional fees                   261,197           201,844            44,520            64,940
         Other operating expenses                      240,868         1,117,424            38,932           202,950
         Loss on sale of motel properties               97,129           865,159            94,095             6,580
         Depreciation and amortization                  94,406           179,467            26,469            18,968
         Telephone and utilities                        56,998           110,558            17,420             9,057
         Repairs and maintenance                        20,238            76,381            12,968             1,543
         Advertising and promotion                       5,410            79,408             1,640             2,940
         Franchise fees                                   --              73,523              --                --
                                                  ------------      ------------      ------------      ------------

               Total operating expenses             14,717,762        15,527,011         7,801,732         8,014,340
                                                  ------------      ------------      ------------      ------------

   Income (loss) from operations                     5,093,111        12,854,537        (1,751,650)          821,413

   Other expenses
         Interest expense                             (342,125)         (365,616)         (112,528)         (161,678)
                                                  ------------      ------------      ------------      ------------

   Earnings (loss) before income taxes               4,750,986        12,488,921        (1,864,178)          659,735

   Deferred tax benefit (expense)                         --          (3,975,000)             --          (1,325,000)
   Current tax (provision) benefit                  (1,615,000)         (189,123)          635,000         1,146,877
                                                  ------------      ------------      ------------      ------------

                                                    (1,615,000)       (4,164,123)          635,000          (178,123)
                                                  ------------      ------------      ------------      ------------

               Net income                         $  3,135,986      $  8,324,798      $ (1,229,178)     $    481,612
                                                  ============      ============      ============      ============

   Earnings per share                             $        .30      $        .79      $       (.11)     $        .05
                                                  ============      ============      ============      ============

   Weighted average shares outstanding              10,570,944        10,570,944        10,570,944        10,570,944
                                                  ============      ============      ============      ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months ended September 30,
                                                                         --------------------------------
                                                                             1999                1998
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $  3,135,986        $  8,324,798
      Adjustments to reconcile net income to net cash
         used for operating activities
      Loss on sale of motel properties                                         97,129             865,159
      Depreciation and amortization                                            94,406             179,467
      Minority interest in limited partnership                              1,212,340           2,144,826
      Noncash litigation settlement                                           175,000                --
      Other                                                                    (2,125)            195,016
   (Increase) decrease in
      Accounts receivable - trade                                            (618,411)            150,942
      Accounts receivable - affiliates                                     (7,965,515)        (19,139,698)
      Prepaid expenses and other                                               (1,885)             14,500
      Deferred tax asset                                                         --             3,975,000
      Notes receivable                                                       (115,804)               --
   Increase (decrease) in
      Accounts payable                                                        791,526            (224,992)
      Accounts payable - affiliates                                         1,320,743           3,758,539
      Accrued expenses                                                        217,549            (391,345)
      Accrued Interest - notes payable - affiliate                            156,863                --
      Income taxes payable                                                  1,376,500            (262,215)
                                                                         ------------        ------------

              Net cash provided by (used for) operating activities           (125,698)           (410,003)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                         (54,095)           (172,341)
   Proceeds from sale                                                         525,000             275,354
                                                                         ------------        ------------
              Net cash provided by investing activities                       470,905             103,013

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                 --               505,761
   Payments on long term debt                                                (376,088)            (97,286)
                                                                         ------------        ------------

      Net cash provided by (used for) financing activities                   (376,088)            408,475
                                                                         ------------        ------------

Net increase (decrease) in cash and cash equivalents                          (30,881)            101,485

Cash and cash equivalents at beginning of period                              325,699             144,906
                                                                         ------------        ------------

Cash and cash equivalents at end of period                               $    294,818        $    246,391
                                                                         ============        ============

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - Continued
                                   (Unaudited)

                                                                          Nine months ended September 30,
                                                                             1999                1998
                                                                         ------------        -------------
Noncash investing and financing activities:
 Reduction of receivable from affiliate in exchange for:
      Investment in preferred stock of affiliate                         $ 14,647,710        $       --
      Redemption of preferred stock                                              --            32,500,000
      Payment of dividends                                                       --             3,791,167

   Exchange of investment for account
      receivable from affiliates                                                 --             1,573,000

   Assets received and liabilities assumed in connection
    with sale of motel properties:
      Notes receivable                                                           --             3,600,000
      Investment in real property                                                --               750,000
      Mortgage payable on investment in real property                    $       --          $    290,000

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations


Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Revenues decreased to $6,050,082 versus prior year of $8,835,753. The decrease was due to lower commission and consulting fee income. Total operating expenses decreased from $8,014,340 to $7,801,732. The decrease resulted from lower consulting fees, lower minority interest income, and lower operating expenses.

Results of Operations

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Revenues decreased to $19,810,873 versus prior year of $28,381,548. The decrease resulted from lower commission income, lower consulting fees and the sale of motel properties in 1998.

Total operating expenses decreased to $14,717,762 due to lower minority interest income, lower operating costs and the sale of the motel properties in 1998. These decreases were largely offset by higher salaries, wages and general and administrative expenses.

Earnings before income taxes decreased to $4,750,986 compared to prior year of $12,488,921. The decrease in income tax expense to $1,615,000 was due to lower pre-tax earnings.

Financial Condition and Liquidity

At September 30, 1999, the company had total assets of $63,370,653. Cash and cash equivalents were $294,818.

Total liabilities increased to $14,436,014 primarily due to increase in income tax payable and accounts payable affiliate.

Other

Effective July 1, 1999, the Company modified its consulting fee relationship with an affiliate. Also, effective October 1, 1999, the Company modified certain brokerage fee contracts. These changes will significantly reduce revenues going forward.

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

                                    FIRST EQUITY PROPERTIES, INC.


October 28, 1999                    /s/ F. Terry Shumate, Director,
                                    Vice President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


       Exhibit Number       Description of Exhibit
       --------------       ----------------------
             27.0           Financial Data Schedule