Form 10-K
period 1999-12-31
FIRST EQUITY PROPERTIES INC
filed 2000-03-30
CIK 726516

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-11777

                         FIRST EQUITY PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                     NEVADA                                            95-6799846
         State of other jurisdiction of                             (I.R.S. Employer
          incorporation or organization                            Identification No.)
 10670 N. CENTRAL EXPRESSWAY, SUITE 410, DALLAS,                          75231
                       TEXAS                                           (Zip Code)
    (Address of principal executive offices)

        Registrant's telephone number, including area code 214 750-5800

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------            -----------------------------------------
                 None

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                 -------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     As of March 15, 2000, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS.

     First Equity Properties, Inc. ("We" or "FEPI" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

     Prior to January 1, 1997, the Company's only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company, through its own operations, was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries was, and at present is engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). See Note S to the Consolidated Financial Statements for a break out of revenues, expenses and earnings contributions of each separate line of business.

TRANSACTION OF SUCCESSION

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

     Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer dAlene, Idaho which has since been sold. Such Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See "Item 13. Certain Relationships and Related Transactions." During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See Note P to the Consolidated Financial Statements.

     Such dispositions ended the Company's direct ownership in the hospitality line of business.

PROPERTY MANAGEMENT

     Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation ("Carmel"), and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL"). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation ("BCM") which is the contractual advisor to and for performs administrative services for five other publicly held entities which are engaged in the real estate business. See also "Item 12. Certain Relationships and Related Transactions." Carmel is engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintained the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate through September 30, 1999. CRSL managed multi-family portfolios which included over 32,000 multi-family units through seven third-party regional management companies through September 30, 1999.

     Both Carmel and CRSL provided management services primarily to four publicly-traded real estate entities throughout the continental United States through September 30, 1999. Under such arrangements Carmel or CRSL received a fee of 5% or less of the monthly gross rents collected on the properties under Management. CRSL subcontracted with other entities for the provision of property level services. All property management contracts pursuant to which Carmel and CRSL provided management services to the four publicly-traded real estate entities are subject to cancellation on 30 days' written notice. Carmel and CRSL have not expended any significant sum during each of the last two fiscal years on research and development activities. Effective October 1, 1999, the four publicly traded real estate entities transferred management of their properties to another entity and Carmel and CRSL ceased all such management activities.

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

     At March 15, 2000, Carmel and CRSL had no employees.

REAL ESTATE BROKERAGE

     Carmel also provides real estate brokerage services (on a nonexclusive basis) to four publicly-traded real estate entities and a number of other entities and individuals and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include assistance in locating, leasing or purchasing real estate. Carmel receives fees equal to the lesser of

(i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.

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

     As of March 15, 2000, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated historical financial data presented below for the three fiscal years ended December 31, 1999 and the period from June 15, 1996 (fresh start) through December 31, 1996 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, (iii) the transaction of succession, and
(iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                       PERIOD
                                                 YEAR ENDED DECEMBER 31,            JUNE 15, 1996
                                         ---------------------------------------   TO DECEMBER 31,
                                            1999          1998          1999            1996
                                         -----------   -----------   -----------   ---------------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA
Revenues...............................  $19,638,650   $35,563,209   $33,370,720     $ 1,475,831
Operating Costs........................   15,234,044    16,300,214     8,381,325       1,484,023
General and Administrative.............    1,655,537     1,472,368     1,658,681         101,554
Interest Expense.......................      448,477       486,730       399,368         209,946
Earnings (loss) Before Income Taxes....    2,203,464    16,151,691    22,931,346        (319,692)
Income tax expense (current)...........      200,906       (93,623)     (596,215)             --
Income tax (expense) benefit
  (deferred)...........................           --     5,300,000     5,300,000              --
                                         -----------   -----------   -----------     -----------
Net earnings (loss)....................    2,002,558   $10,758,068    27,635,131     $  (319,692)
                                         ===========   ===========   ===========     ===========
Net earnings (loss) per share..........  $       .19   $      1.02   $      2.61     $     (0.03)
                                         ===========   ===========   ===========     ===========
Weighted Average Shares outstanding....   10,570,944    10,570,944    10,570,944      10,570,944
CONSOLIDATED BALANCE SHEET DATA
Total Assets...........................  $58,970,877   $51,698,791   $74,148,980     $ 5,822,865
Short Term Debt........................    2,234,040     4,336,145     3,951,906         879,761
Long Term Debt.........................           --     2,776,336     2,830,913       3,875,538
Stockholders' Equity...................   37,672,156    35,669,598    61,202,697       1,067,566
Minority Interest in Subsidiary........   10,074,447     8,916,712     6,163,464              --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Liquidity and Capital Resources

     At December 31, 1999, the Company had total assets of $58,970,877 versus prior year of $51,698,791. Of that amount, the Company held investments of $55,512,710 and a short term note receivable of $3,457,617.

     The Company had total liabilities of $11,224,274 versus prior year of $7,112,481. The increase resulted from higher accounts payable-trade and accounts payable-affiliate.

  Results of Operations

     Revenues decreased to $19,638,650 due to loss of certain contracts in the fourth quarter as well as a general slowdown in real estate activities in 1999. Total operating expenses were $16,889,581 versus prior year of $17,772,582. Income tax expense decreased to $200,906 versus prior year of $5,393,623 due to lower pre-tax income. Net earnings decreased to $2,002,558 versus prior year of $10,758,068.

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

     Based upon the Company's market risk sensitive instruments (including variable rate debt) outstanding at December 31, 1999, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

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

     The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director in the Articles of Incorporation of the Company filed December 19, 1996. A vacancy exists on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See "Item 13. Certain Relationships and Related Transactions."

NAME                                        AGE          POSITION WITH THE COMPANY
----                                        ---          -------------------------
Karl L. Blaha.............................  52    President
F. Terry Shumate..........................  60    Vice President, Secretary and Treasurer

     Karl L. Blaha is President (since October 1993) and a director (since June
1996) of American Realty Trust, Inc. ("ART"), a New York Stock Exchange listed entity engaged in real estate, and was Executive Vice President and Director of Commercial Management (April 1992 to October 1993) of ART. He is also President (since September 1999); Executive Vice President and Director of Commercial Management (April 1992 to August 1995 and since July 1997) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Income Opportunity Realty Investors, Inc. ("IORI"), a publicly-held REIT, Transcontinental Realty Investors, Inc. ("TCI"), a publicly-held REIT; Executive Vice President (since November 1998) and Director (since January 1999) of NRLP Management Corp ("NMC"), the managing general partner of National Realty, L.P. ("NRLP"), an American Stock Exchange listed publicly-held limited partnership, and its operating partnership, National Operating L.P. ("NOLP"); Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company which provides real estate brokerage services and commercial property management services. Mr. Blaha was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

     For more than the past five years, Mr. Shumate has been Vice President and Secretary of Syntek West, Inc. (real estate investment). He has been Secretary and Treasurer of Carmel Realty (property management and real estate brokerage) since June 1992; sole director and President, Secretary and Treasurer of Carmel Realty Services, Inc. (property management) since July 1990; Vice President of SAMI (February 1989 to December 1996); and Vice President of BCM (May 1990 to December 1996); director, Chairman of the Board, Vice President, Secretary and Treasurer of Nevada Sea Investments, Inc. (from May 1995 to March 1997), the owner and holder of 50% of the issued and outstanding common stock of the Company. He was Vice President, Secretary and Treasurer of One Realco Corporation (real estate) until March 18, 1997. Mr. Shumate was also a member of the Board of Trustees and Vice President, Secretary and Treasurer of Arlington Realty Investors (now known as Watermark Investors Trust), a publicly-held REIT, from

November 10, 1993 until December 5, 1995. Mr. Shumate was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 1999, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 15, 2000, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL     PERCENT OF
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP        CLASS
--------------           ------------------------------------      ----------     ----------
Shares of Common Stock,  Nevada Sea Investments, Inc.           5,285,472 shares    50%
par value $0.01 per      10670 North Central Expressway
share                    Suite 410
                         Dallas, Texas 75231
Shares of Common Stock,  Greenbriar Corporation                 2,642,736 shares    25%
par value $0.01 per      4265 Kellway Circle
share                    Dallas, Texas 75248

---------------

(1) Based on 10,570,944 shares of common stock outstanding on March 15, 2000.

     As of March 15, 2000, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL     PERCENT OF
TITLE OF CLASS           NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP       CLASS(A)
--------------           ------------------------------------      ----------     ----------
Shares of Common Stock,  Karl L. Blaha                                none         none
par value $0.01 per      10670 North Central Expressway
share                    Suite 300
                         Dallas, Texas 75231
Shares of Common Stock,  F. Terry Shumate                             none         none
par value $0.01 per      10670 North Central Expressway
share                    Suite 410
                         Dallas, Texas 75231
Shares of Common Stock,  All officers and directors as a group        none         none
par value $0.01 per
share

---------------

(a)  Based on 10,570,944 shares of common stock outstanding on March 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. All principal and interest under such advances is due June 14, 1998. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. During 1999, the Company repaid the amounts advanced.

     Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $22,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see Note M to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from Syntek West, Inc.

     Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties. Such management arrangement ceased at the time of disposition of the Spokane Properties during June 1998.

     Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at
W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998 the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property in Couer dAlene, Idaho (since sold). See also Note P to the Consolidated Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements. The following documents are filed as part of this report:

                                                                      PAGE
                                                                      ----
        1. CONSOLIDATED FINANCIAL STATEMENTS.
           Independent auditor's report.............................   F-1
           Consolidated Balance Sheets as of December 31, 1999 and
             1998...................................................   F-2
           Consolidated Statements of Operations for the three years
             ended December 31, 1999 and the period from June 15,
             1996 (fresh start) through December 31, 1996...........   F-3
           Consolidated Statements of Changes in Shareholders'
             Equity for the three years ended December 31, 1999 and
             the period from June 15, 1996 (fresh start) through
             December 31, 1996......................................   F-4
           Consolidated Statements of Cash Flows for the three years
             ended December 31, 1999 and the period from June 15,
             1996 (fresh start) through December 31, 1996...........   F-5
           Notes to Consolidated Financial Statements...............   F-6

        2. FINANCIAL STATEMENT SCHEDULES.

          All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

     (c) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

        EXHIBIT
      DESIGNATION                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          2.1            -- Plan of Reorganization (as modified) dated March 22, 1996
                            (incorporation by reference is made by Exhibit 2.1 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.2            -- First Amended Disclosure Statement (as modified) dated
                            March 22, 1996 (incorporation by reference is made to
                            Exhibit 2.2 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          2.3            -- Order Confirming Plan of Reorganization dated May 15,
                            1996 entered May 20, 1996 (incorporation by reference is
                            made to Exhibit 2.3 to Form 8-K of First Equity
                            Properties, Inc. for event reported June 19, 1996).
          2.4            -- First Modification to Plan of Reorganization (as
                            modified) dated October 29, 1996 (incorporation by
                            reference is made to Exhibit 2.4 to Form 8-K of First
                            Equity Properties, Inc. for event reported June 19,
                            1996).

        EXHIBIT
      DESIGNATION                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          2.5            -- Ex parte Order approving modification to Plan of
                            Reorganization (as modified) entered October 29, 1996
                            (incorporation by reference is made to Exhibit 2.5 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.6            -- Certificate of Substantial Consummation dated January 21,
                            1997 (incorporation by reference is made to Exhibit 2.6
                            to Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.7            -- Final Decree issued by the Court on February 11, 1997
                            (incorporation by reference is made to Exhibit 2.7 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          3.1            -- Articles of Incorporation of Wespac Property Corporation
                            as filed with and endorsed by the Secretary of State of
                            California on December 16, 1996 (incorporation by
                            reference is made to Exhibit 3.1 to Form 8-K of First
                            Equity Properties, Inc. for event reported June 19,
                            1996).
          3.2            -- Articles of Incorporation of First Equity Properties,
                            Inc. filed with and approved by the Secretary of State of
                            Nevada on December 19, 1996 (incorporation by reference
                            is made to Exhibit 3.2 to Form 8-K of First Equity
                            Properties, Inc. for event reported June 19, 1996).
          3.3            -- Bylaws of First Equity Properties, Inc. as adopted
                            December 20, 1996 (incorporation by reference is made to
                            Exhibit 3.3 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          3.4            -- Agreement and Plan of Merger of Wespac Property
                            Corporation and First Equity Properties, Inc. dated
                            December 23, 1996 (incorporation by reference is made to
                            Exhibit 3.4 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          3.5            -- Articles of Merger of Wespac Property Corporation into
                            First Equity Properties, Inc. as filed with and approved
                            with the Secretary of State in Nevada December 24, 1996
                            (incorporation by reference is made to Exhibit 3.5 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          3.6            -- Certificate of Designation of Preferences and Relative
                            Participating or Optional of Other Special Rights and
                            Qualifications, Limitations or Restrictions thereof of
                            the Series A 8% Cumulative Preferred Stock (incorporation
                            by reference is made to Exhibit 3.6 to Form 10-KSB of
                            First Equity Properties, Inc. for the fiscal year ended
                            December 31, 1996).
         21*             -- Subsidiaries of the Registrant
         27*             -- Financial Data Schedule

---------------

* filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                            FIRST EQUITY PROPERTIES, INC.

Dated: March 29, 2000                       By     /s/ F. TERRY SHUMATE
                                              ----------------------------------
                                                       F. Terry Shumate
                                                  Director, Vice President,
                                                    Secretary and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ KARL L. BLAHA                    Director and President           March 29, 2000
-----------------------------------------------------    (Principal Executive Officer)
                    Karl L. Blaha

                /s/ F. TERRY SHUMATE                   Director, Vice President,        March 29, 2000
-----------------------------------------------------    Secretary and Treasurer
                  F. Terry Shumate                       (principal financial and
                                                         accounting officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INDEPENDENT AUDITOR'S REPORT................................   F-1
CONSOLIDATED FINANCIAL STATEMENTS
  Balance sheets as of December 31, 1999 and 1998...........   F-2
  Statements of operations for the years ended December 31,
     1999, 1998 and 1997....................................   F-3
  Statements of changes in shareholders' equity for the
     years ended December 31, 1999, 1998 and 1997...........   F-4
  Statements of cash flows for the years ended December 31,
     1999, 1998 and 1997....................................   F-5
  Notes to financial statements.............................   F-6

     All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
First Equity Properties, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.
March 6, 2000
Dallas, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS

Property and equipment, less accumulated depreciation of
  $105,074..................................................  $        --   $   204,013
Cash and cash equivalents...................................          550       325,699
Accounts receivable -- trade................................           --     1,240,736
Accounts receivable -- affiliate............................           --     3,020,755
Investments.................................................   55,512,710    40,573,000
Notes receivable............................................    3,457,617     3,348,468
Other assets................................................           --     2,986,120
                                                              -----------   -----------
                                                              $58,970,877   $51,698,791
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...............................................  $ 2,234,040   $ 2,776,336
Notes payable -- affiliate..................................           --     2,747,347
Accounts payable -- trade...................................    5,548,224       302,853
Accounts payable -- affiliate...............................    3,370,010       240,762
Accrued liabilities.........................................           --       806,683
Income taxes payable........................................       72,000       238,500
                                                              -----------   -----------
          Total liabilities.................................   11,224,274     7,112,481
Minority interest in subsidiary.............................   10,074,447     8,916,712
Shareholders' Equity
  Other preferred stock, $.01 par value; 4,960,000 shares
     authorized; none issued or outstanding.................           --            --
  Common stock, $0.01 par, 40,000,000 shares authorized,
     10,570,944 shares issued and outstanding...............      105,710       105,710
  Capital in excess of par value............................    1,281,548     1,281,548
  Retained earnings.........................................   36,284,898    34,282,340
                                                              -----------   -----------
          Total shareholders' equity........................   37,672,156    35,669,598
                                                              -----------   -----------
                                                              $58,970,877   $51,698,791
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Revenue
  Commissions.........................................  $10,061,286   $15,088,330   $16,009,816
  Management fees.....................................    5,431,460     7,011,188     5,648,933
  Consulting fees.....................................    2,748,452     9,580,256     7,519,680
  Other...............................................    1,397,452     2,869,344     2,266,064
  Motel...............................................           --     1,014,091     1,926,227
                                                        -----------   -----------   -----------
                                                         19,638,650    35,563,209    33,370,720
Operating expenses
  Consulting fees.....................................    5,308,225     5,500,000            --
  Salaries and wages..................................    4,361,715     5,062,774     3,900,342
  Goodwill amortization...............................    2,819,995        63,229        63,229
  General and administrative..........................    1,655,537     1,472,368     1,658,681
  Minority interest in earnings of subsidiary.........    1,157,732     2,753,250     2,100,338
  Insurance and taxes.................................      894,669       810,717       457,907
  Legal and accounting................................      307,313       214,951       101,199
  Other operating expenses............................      201,020     1,353,393       876,105
  Depreciation and amortization.......................      100,729       182,735       241,894
  Telephone and utilities.............................       56,998       126,364       157,463
  Repairs and maintenance.............................       20,238        77,625       193,939
  Advertising and promotion...........................        5,410        81,653       116,733
  Franchise fees......................................           --        73,523       172,176
                                                        -----------   -----------   -----------
          Total operating expenses....................   16,889,581    17,772,582    10,040,006
                                                        -----------   -----------   -----------
Earnings from operations..............................    2,749,069    17,790,627    23,330,714
Other expenses
  Interest expense....................................     (448,477)     (486,730)     (399,368)
                                                        -----------   -----------   -----------
Earnings before income taxes and loss on sale of
  assets..............................................    2,300,592    17,303,897    22,931,346
Loss on sale of assets................................      (97,128)   (1,152,206)           --
                                                        -----------   -----------   -----------
Earnings before income taxes..........................    2,203,464    16,151,691    22,931,346
Income tax benefit (expense)
  Current.............................................     (200,906)      (93,623)     (596,215)
  Deferred............................................           --    (5,300,000)    5,300,000
                                                        -----------   -----------   -----------
                                                           (200,906)   (5,393,623)    4,703,785
                                                        -----------   -----------   -----------
          NET EARNINGS................................  $ 2,002,558   $10,758,068   $27,635,131
                                                        ===========   ===========   ===========
Earnings per share....................................  $      0.19   $      1.02   $      2.61
                                                        ===========   ===========   ===========
Weighted average shares outstanding...................   10,570,944    10,570,944    10,570,944
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             COMMON STOCK           PREFERRED STOCK        CAPITAL      RETAINED
                         ---------------------   ----------------------   IN EXCESS     EARNINGS        TOTAL
                           SHARES      AMOUNT    SHARES       AMOUNT        OF PAR      (DEFICIT)       EQUITY
                         ----------   --------   -------   ------------   ----------   -----------   ------------
BALANCES AT JANUARY 1,
  1997.................  10,570,944   $105,710        --             --   $1,281,548   $  (319,692)  $  1,067,566
  Issuance of preferred
     stock to acquire
     subsidiary........          --         --    32,500   $ 32,500,000           --            --     32,500,000
  Net earnings.........          --         --        --             --           --    27,635,131     27,635,131
                         ----------   --------   -------   ------------   ----------   -----------   ------------
BALANCES AT DECEMBER
  31, 1997.............  10,570,944    105,710    32,500     32,500,000    1,281,548    27,315,439     61,202,697
  Redemption of
     preferred stock...          --         --   (32,500)   (32,500,000)          --            --    (32,500,000)
  Dividends paid.......          --         --        --             --           --    (3,791,167)    (3,791,167)
  Net earnings.........          --         --        --             --           --    10,758,068     10,758,068
                         ----------   --------   -------   ------------   ----------   -----------   ------------
BALANCES AT DECEMBER
  31, 1998.............  10,570,944    105,710        --             --    1,281,548    34,282,340     35,669,598
  Net earnings.........          --         --        --             --           --     2,002,558      2,002,558
                         ----------   --------   -------   ------------   ----------   -----------   ------------
BALANCES AT DECEMBER
  31, 1999.............  10,570,944   $105,710        --   $         --   $1,281,548   $36,284,898   $ 37,672,156
                         ==========   ========   =======   ============   ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings.......................................  $  2,002,558   $ 10,758,068   $ 27,635,131
Adjustments to reconcile net earnings to net cash
  used by operating activities
  Depreciation and amortization....................     2,920,724        245,964        305,123
  Minority interest................................     1,157,735      2,753,250      2,100,338
  Loss on sale of assets and write-off.............        97,120      1,152,206             --
  Gain on forgiveness of debt......................      (234,697)            --             --
  (Increase) decrease in
     Accounts receivable -- trade..................      (483,280)       (50,379)      (124,024)
     Deferred tax asset............................            --      5,300,000     (5,300,000)
     Accounts receivable -- affiliate..............     3,304,283    (20,521,209)   (26,945,736)
     Prepaid expenses and other assets.............        (1,885)        14,500          8,507
  Increase (decrease) in
     Accounts payable..............................     6,099,751       (141,421)       261,069
     Accounts payable -- affiliate.................   (15,348,123)       166,164         74,598
     Accrued expenses..............................       217,553        249,441        169,108
     Other current liabilities.....................            --             --       (439,992)
     Income taxes payable..........................      (166,500)      (357,715)       596,215
     Other.........................................        75,444             --             --
                                                     ------------   ------------   ------------
          Net cash used for operating activities...      (359,309)      (431,131)    (1,659,663)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investment.................       525,000             --             --
  Purchase of property and equipment...............       (54,105)      (242,001)      (181,072)
  Sale of motels and equipment.....................            --        488,425             --
  Payments received on notes receivable............       121,568         20,815             --
  Net cash acquired from acquisition...............            --             --        298,105
                                                     ------------   ------------   ------------
          Net cash provided by investing
            activities.............................       592,463        267,239        117,033
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable -- affiliate.........            --        467,769      1,767,951
  Payments on long term debt.......................      (558,303)      (123,084)      (156,770)
                                                     ------------   ------------   ------------
          Net cash provided by (used for) financing
            activities.............................      (558,303)       344,685      1,611,181
                                                     ------------   ------------   ------------
          Net increase (decrease) in cash and cash
            equivalents............................      (325,149)       180,793         68,551
Cash and cash equivalents at beginning of period...       325,699        144,906         76,355
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $        550   $    325,699   $    144,906
                                                     ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE A -- HISTORY

     WesPac Investors Trust III ("WesPac"), a California business trust, was originally organized on August 22, 1983. On January 24, 1994, WesPac instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of Washington. A Plan of Reorganization dated March 22, 1996 (as modified) was confirmed by order dated May 15, 1996 and was amended by Order entered October 29, 1996 approving the First Modification to Plan of Reorganization (the "Modified Plan"). Pursuant to the Modified Plan, WesPac was converted from a California business trust into a Nevada corporation. First Equity Properties, Inc. (the "Company"), which was incorporated in Nevada on December 19, 1996, was the surviving entity following the incorporation of WesPac into a California corporation and subsequent merger of that California corporation with and into the Company accomplished by Articles of Merger and a Plan of Merger filed in the States of California and Nevada on December 24, 1996. The Company automatically, by operation of law, succeeded to all of the assets, rights, duties, liabilities and obligations of the California corporation (as the immediate successor to WesPac) upon the effectiveness of the Merger on December 24, 1996.

     In general, the Modified Plan provided for the cancellation of the former publicly-held shares on the effective date of the Modified Plan with one share of the Company deemed to be exchanged for each former publicly-held share with the former public shareholders to hold, in the aggregate, 25% of the equity interest in the Company. Confirmation of the Modified Plan served to re-vest all assets of the estate of WesPac free and clear of all liabilities, except those payable pursuant to the Modified Plan. Under the Modified Plan, WesPac retained the Certain Motel Properties and all allowed claims were provided for or paid.

NOTE B -- FRESH START REPORTING

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

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     The Company and its subsidiaries provided management services to a variety of commercial and residential real estate entities throughout the continental United States. Effective October 1, 1999, substantially all of the contracts for management services were transferred from the Company. In addition, the Company indirectly invests in real estate entities and marketable securities through its investment in the preferred stock of Realty Advisors, Inc.

  Principles of Consolidation

     The consolidated financial statements include the accounts of First Equity Properties, Inc., its wholly-owned subsidiary Carmel Realty, Inc. and its majority-owned subsidiary, Carmel Realty Services, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

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

  Goodwill

     Goodwill represents the excess of cost over the fair value of assets acquired and is being amortized using the straight-line method over 40 years. The carrying value of goodwill is periodically reviewed by the Company based on the expected future operating cash flows of the related business unit. It was determined in 1999 that, due to the publicly traded real estate entities transferring their management and brokerage contracts to another entity, impairment had occurred and the unamortized goodwill has been charged to operations in 1999.

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

  Earnings (Loss) per Share

     Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for both years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES the absence of dilutive potential common shares. The adoption of SFAS 128 had no effect on previously reported EPS.

  Concentration of Credit Risk

     At December 31, 1998, the Company had cash in excess of federally insured limits on deposit in a bank.

NOTE D -- ACCOUNTS RECEIVABLE -- AFFILIATES

                                                              1999      1998
                                                              ----   ----------
Syntek West, Inc. ..........................................  $--    $2,955,806
Others......................................................   --        64,949
                                                              ---    ----------
                                                              $--    $3,020,755
                                                              ===    ==========

NOTE E -- INVESTMENTS

                                                                1999          1998
                                                             -----------   -----------
Realty Advisors, Inc. preferred stock -- at cost...........  $55,512,710   $39,952,000
Real estate................................................           --       620,000
Other -- at cost...........................................           --         1,000
                                                             -----------   -----------
                                                             $55,512,710   $40,573,000
                                                             ===========   ===========

     The investment in Realty Advisors, Inc. preferred stock at December 31, 1999 and 1998 represents 504,661 and 363,200 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company.

NOTE F -- PROPERTY AND EQUIPMENT

                                                              1999     1998
                                                              ----   ---------
Furniture and fixtures......................................  $--    $ 309,087
                                                              ---    ---------
                                                               --      309,087
Less accumulated depreciation and amortization..............   --     (105,074)
                                                              ---    ---------
                                                              $--    $ 204,013
                                                              ===    =========

NOTE G -- OTHER ASSETS

                                                              1999      1998
                                                              ----   ----------
Goodwill, less accumulated amortization of $151,749 at
  December 31, 1998.........................................  $--    $2,883,224
Deposits....................................................   --       102,896
                                                              ---    ----------
                                                              $--    $2,986,120
                                                              ===    ==========

NOTE H -- ACCRUED LIABILITIES

                                                              1999     1998
                                                              ----   --------
Accrued payroll and payroll taxes...........................  $--    $806,683
                                                              ---    --------
                                                              $--    $806,683
                                                              ===    ========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

NOTE I -- NOTES PAYABLE

Mortgage notes payable to a bank, bearing interest at 3.5%
  in excess of the U.S T-Bill rate (as defined), payable in
  monthly installments of $26,886 including interest through maturity on April 1, 2000; subsequently extended,
  collateralized by certain motel property and equipment....  $2,234,040   $2,637,298
Bankruptcy claim payable, unsecured, at 10% per annum,
  payable in annual installments of $15,812 through June
  2000......................................................          --       54,952
Bankruptcy claims payable, unsecured, at 8% per annum,
  payable in annual installments of $75,849 through June
  2001......................................................          --       84,086
                                                              ----------   ----------
                                                              $2,234,040   $2,776,336
                                                              ==========   ==========

     At December 31, 1999 maturities of notes payable are as follows:

2000....................................................    2,234,040
                                                           ----------
                                                           $2,234,040
                                                           ==========

NOTE J -- NOTES PAYABLE -- AFFILIATE

     The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE K -- CAPITAL TRANSACTIONS

     Series A cumulative preferred stock, non-voting, was issued in 1997 in connection with the acquisition described in Note M. The preferred stock had an annual dividend rate of $80 per share, and was redeemable at any time, at the option of the Company, at a price equal to the liquidation value ($1,000 per share) plus all cumulative dividends in arrears. The preferred stock had no right of conversion into any other securities of the Company. The stock was redeemed in 1998 for $32,500,000 in exchange for notes receivable and cumulative dividends in arrears on the preferred stock totaling $3,791,167 were also exchanged for notes receivable. Accordingly, total cumulative dividends in arrears totaled $-0- at December 31, 1999.

NOTE L -- INCOME TAXES

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 1999, 1998 and 1997 as a result of the following:

                                                   1999         1998          1997
                                                 ---------   ----------   ------------
Computed expected tax expense..................  $ 749,178   $5,655,000   $  8,110,000
Alternative minimum tax........................         --           --        596,215
Alternative minimum tax credit.................   (677,334)          --             --
Federal income tax.............................         --      238,500             --
Miscellaneous timing differences...............    129,062     (499,877)            --
Reduction of valuation allowance...............         --           --    (13,410,000)
                                                 ---------   ----------   ------------
                                                 $ 200,906   $5,393,623   $ (4,703,785)
                                                 =========   ==========   ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the significant portion of the deferred tax asset at December 31, 1999, 1998 and 1997 are as follows:

                                                              1999   1998      1997
                                                              ----   ----   ----------
Net operating loss carryforwards............................  $--    $--    $5,300,000
Less valuation allowance....................................   --     --            --
                                                              ---    ---    ----------
Net deferred tax asset......................................  $--    $--    $5,300,000
                                                              ===    ===    ==========

     During 1998, the Company utilized the net operating loss carryforwards available to offset current year income. Accordingly, no deferred tax asset exists at December 31, 1999 and the reduction of the asset is included in income tax expense in the accompanying consolidated statement of operations.

NOTE M -- RELATED PARTY TRANSACTIONS

     Effective January 1, 1997 the Company contracted with Regis Management Corporation (Regis) to manage the day to day operations of the motel properties for 5% of gross revenues. Regis is a subsidiary of Carmel Realty, Inc. Such contract terminated at the time of disposition of the motel properties.

     The Company provided management services primarily to five affiliated publicly traded real estate entities throughout the United States. Under such arrangements, the Company received a fee of 5% or less of the monthly gross rents collected on the properties under management. The Company subcontracts with other entities for the provision of property level services. All property management contracts, constituting substantially all management service revenues, with the five publicly traded real estate entities were cancelled effective October 1, 1999.

     The Company also provided real estate brokerage services to the five affiliated publicly traded real estate entities and a number of other entities, and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include providing assistance in locating, leasing or purchasing real estate. The Company receives fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or
(ii) the compensation customarily charged in similar transactions by others rendering similar property acquisition services. The contracts for the brokerage services were also cancelled effective October 1, 1999. These contracts represented substantially all brokerage and commission service revenue.

     Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. (the "Acquired Companies"), for a purchase price of $32,500,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). During 1998, the Company redeemed all of its $32,500,000 of preferred stock in exchange for reduction of receivables from Syntek West, Inc. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Acquired Companies' results of operations are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $3,035,000 and was being amortized over 40 years. Due to the fact that the service contracts with the five affiliated publicly traded real estate entities were cancelled and that this goodwill purchase was based on the continuing revenue stream from those contracts, the remainder of goodwill has been charged to operations in 1999.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

NOTE N -- FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 follow:

                                             1999                        1998
                                   -------------------------   -------------------------
                                    CARRYING                    CARRYING
                                     AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                   -----------   -----------   -----------   -----------
Accounts
  receivable -- affiliates.......  $        --   $        --   $ 3,020,755   $ 3,020,755
Accounts receivable -- trade.....           --            --     1,240,736     1,240,736
Investments......................   55,512,710    55,512,710    40,573,000    40,573,000
Note receivable..................    3,457,617     3,457,617     3,348,468     3,348,468
Notes payable....................    2,234,043     2,234,043     2,776,336     2,776,336
Notes payable -- affiliate.......           --            --     2,747,347     2,747,347

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

NOTE O -- COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions incidental to its business. In Management's opinion, none of these actions will have a material adverse effect on the Company's financial position.

NOTE P -- SALE AND FORECLOSURE OF HOTEL PROPERTY

     Effective June 1, 1997, the Company sold a motel property to a former officer and director of the Company, and paid off the underlying mortgage, in return for a note receivable from the buyer for $1,475,000. In January 1998, the Company foreclosed on the property following a lack of performance by the buyer on the related note receivable. The property was recorded at the amount of the net receivable. Results of operations for the property for the period from March 1, 1997 through December 31, 1997 were retained by the buyer and are not included in the accompanying consolidated statement of operations for the year ended December 31, 1997.

     During June 1998, FEPI entered into a contract for deed to sell two motels to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which "wraps" certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank.

     Also during June, 1998, FEPI exchanged the remaining motel property with an unaffiliated party for a residential property near Couer d'Alene, Idaho.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

NOTE Q -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                  1999          1998           1997
                                               -----------   -----------   ------------
Cash paid during the year for:
  Interest...................................  $        --   $   518,476   $    288,742
  Income taxes...............................      367,009            --             --
Noncash investing and financing activities:
  Preferred stock issued for acquisition.....           --            --     32,500,000
  Long term debt paid by related party.......           --            --        887,855
  Stock issued to company to retire debt.....   15,560,710            --      9,482,000
  Dividend paid for notes payable............           --     3,791,167             --
  Preferred stock investment exchanged for
     notes payable...........................           --     1,573,000             --
  Receivables exchanged for preferred
     stock...................................           --    32,500,000             --
Details of acquisition:
  Fair value of assets acquired..............           --            --     34,171,349
  Liabilities assumed........................           --            --     (4,706,322)
  Goodwill...................................           --            --      3,034,973
  Stock issued...............................           --            --    (32,500,000)
                                               -----------   -----------   ------------
  Cash paid..................................           --            --             --
  Plus: cash acquired........................           --            --        298,105
                                               -----------   -----------   ------------
  Net cash acquired from acquisition.........           --            --        298,105
                                               ===========   ===========   ============
Details of sale of motel properties
  Sales price................................           --     4,520,776             --
  Note receivable............................           --    (3,600,000)            --
  Residential property.......................           --      (620,000)            --
  Expenses paid..............................           --      (111,575)            --
  Note payable assumed.......................           --       299,224             --
                                               -----------   -----------   ------------
  Net cash from sale of motel properties.....  $        --   $   488,425   $         --
                                               ===========   ===========   ============
Details of sale of Carmel Property Management
  Sales price................................      283,528            --             --
  Assets sold................................   (2,162,144)           --             --
  Liabilities transferred....................    1,878,616            --             --
                                               -----------   -----------   ------------
  Net cash from sale.........................  $        --   $        --   $         --
                                               ===========   ===========   ============

NOTE R -- EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $9,923, $4,320 and $-0- in 1999, 1998 and 1997, respectively.

NOTE S -- BUSINESS SEGMENTS

     Prior to January 1, 1997, the Company's only business consisted of the management of three motels in the Spokane, Washington area. In 1998 and 1997, the Company's operations have been classified into three business segments: hospitality, property management and real estate brokerage. These segments have separate financial information and, to a large extent, separate management and operating groups. Hospitality relates to

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES the operations of the Company's three motel properties, which were sold in 1998. Property management relates to services rendered primarily to five publicly-traded real estate entities, in connection with the management of commercial real property, including retail centers, office buildings, industrial properties and hotels. Real estate brokerage relates to services rendered primarily to five publicly-traded real estate entities, in connection with locating, leasing and purchasing real estate. Summarized financial data by segment for 1999, 1998 and 1997 is as follows:

                                                               1999
                        ----------------------------------------------------------------------------------
                        HOSPITALITY    PROPERTY     REAL ESTATE               ADJUSTMENTS
                         BUSINESS     MANAGEMENT     BROKERAGE     OTHER     & ELIMINATIONS   CONSOLIDATED
                        -----------   -----------   -----------   --------   --------------   ------------
Revenues..............  $        --   $12,374,533   $10,061,286   $505,756    $(3,322,915)    $19,618,660
                        ===========   ===========   ===========   ========    ===========
Operating profit
  (loss)..............  $        --   $ 8,660,172   $ 7,041,273   $505,756    $(3,322,915)    $12,884,286
                        ===========   ===========   ===========   ========    ===========
General corporate
  expenses............                                                                         (9,523,090)
Minority interest in
  earnings of
  subsidiary..........                                                                         (1,157,732)
                                                                                              -----------
Earnings before income
  taxes...............                                                                        $ 2,203,464
                                                                                              ===========
Identifiable assets...  $        --   $        --   $        --                               $        --
                        ===========   ===========   ===========
Corporate assets......                                                                         58,970,877
                                                                                              -----------
                                                                                              $58,970,877
                                                                                              ===========

                                                               1998
                        ----------------------------------------------------------------------------------
                        HOSPITALITY    PROPERTY     REAL ESTATE               ADJUSTMENTS
                         BUSINESS     MANAGEMENT     BROKERAGE     OTHER     & ELIMINATIONS   CONSOLIDATED
                        -----------   -----------   -----------   --------   --------------   ------------
Revenues..............  $ 1,014,091   $23,183,685   $15,088,330   $628,040    $(4,350,937)    $35,563,209
                        ===========   ===========   ===========   ========    ===========
Operating profit
  (loss)..............  $(1,756,678)  $16,195,171   $10,540,089   $628,040    $        --     $25,606,622
                        ===========   ===========   ===========   ========    ===========
General corporate
  expenses............                                                                         (6,701,681)
Minority interest in
  earnings of
  subsidiary..........                                                                         (2,753,250)
                                                                                              -----------
Earnings before income
  taxes...............                                                                        $16,151,691
                                                                                              ===========
Identifiable assets...  $ 5,829,462   $ 1,668,392   $        --                               $ 7,497,854
                        ===========   ===========   ===========
Corporate assets......                                                                         44,200,937
                                                                                              -----------
                                                                                              $51,698,791
                                                                                              ===========

     Corporate assets include cash and cash equivalents, notes receivable and investments.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

                                                               1997
                        ----------------------------------------------------------------------------------
                        HOSPITALITY    PROPERTY     REAL ESTATE               ADJUSTMENTS
                         BUSINESS     MANAGEMENT     BROKERAGE     OTHER     & ELIMINATIONS   CONSOLIDATED
                        -----------   -----------   -----------   --------   --------------   ------------
Revenues..............  $ 1,926,227   $18,815,921   $16,054,816   $253,034    $(3,679,278)    $33,370,720
                        ===========   ===========   ===========   ========    ===========
Operating profit
  (loss)..............  $  (288,995)  $14,356,856   $12,256,353   $253,037    $   (45,000)    $26,532,251
                        ===========   ===========   ===========   ========    ===========
General corporate
  expenses............                                                                         (1,500,567)
Minority interest in
  earnings of
  subsidiary..........                                                                         (2,100,338)
                                                                                              -----------
Earnings before income
  taxes...............                                                                        $22,931,346
                                                                                              ===========
Identifiable assets...  $12,998,401   $14,214,196   $        --                               $27,213,597
                        ===========   ===========   ===========
Corporate assets......                                                                         46,935,383
                                                                                              -----------
                                                                                              $74,148,980
                                                                                              ===========

     Corporate assets include cash and cash equivalents, investments and deferred tax assets.

NOTE T -- COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1999, 1998 and 1997, the Company's comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

                                 EXHIBIT INDEX

        EXHIBIT
      DESIGNATION                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
          2.1            -- Plan of Reorganization (as modified) dated March 22, 1996
                            (incorporation by reference is made by Exhibit 2.1 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.2            -- First Amended Disclosure Statement (as modified) dated
                            March 22, 1996 (incorporation by reference is made to
                            Exhibit 2.2 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          2.3            -- Order Confirming Plan of Reorganization dated May 15,
                            1996 entered May 20, 1996 (incorporation by reference is
                            made to Exhibit 2.3 to Form 8-K of First Equity
                            Properties, Inc. for event reported June 19, 1996).
          2.4            -- First Modification to Plan of Reorganization (as
                            modified) dated October 29, 1996 (incorporation by
                            reference is made to Exhibit 2.4 to Form 8-K of First
                            Equity Properties, Inc. for event reported June 19,
                            1996).
          2.5            -- Ex parte Order approving modification to Plan of
                            Reorganization (as modified) entered October 29, 1996
                            (incorporation by reference is made to Exhibit 2.5 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.6            -- Certificate of Substantial Consummation dated January 21,
                            1997 (incorporation by reference is made to Exhibit 2.6
                            to Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          2.7            -- Final Decree issued by the Court on February 11, 1997
                            (incorporation by reference is made to Exhibit 2.7 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          3.1            -- Articles of Incorporation of Wespac Property Corporation
                            as filed with and endorsed by the Secretary of State of
                            California on December 16, 1996 (incorporation by
                            reference is made to Exhibit 3.1 to Form 8-K of First
                            Equity Properties, Inc. for event reported June 19,
                            1996).
          3.2            -- Articles of Incorporation of First Equity Properties,
                            Inc. filed with and approved by the Secretary of State of
                            Nevada on December 19, 1996 (incorporation by reference
                            is made to Exhibit 3.2 to Form 8-K of First Equity
                            Properties, Inc. for event reported June 19, 1996).
          3.3            -- Bylaws of First Equity Properties, Inc. as adopted
                            December 20, 1996 (incorporation by reference is made to
                            Exhibit 3.3 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          3.4            -- Agreement and Plan of Merger of Wespac Property
                            Corporation and First Equity Properties, Inc. dated
                            December 23, 1996 (incorporation by reference is made to
                            Exhibit 3.4 to Form 8-K of First Equity Properties, Inc.
                            for event reported June 19, 1996).
          3.5            -- Articles of Merger of Wespac Property Corporation into
                            First Equity Properties, Inc. as filed with and approved
                            with the Secretary of State in Nevada December 24, 1996
                            (incorporation by reference is made to Exhibit 3.5 to
                            Form 8-K of First Equity Properties, Inc. for event
                            reported June 19, 1996).
          3.6            -- Certificate of Designation of Preferences and Relative
                            Participating or Optional of Other Special Rights and
                            Qualifications, Limitations or Restrictions thereof of
                            the Series A 8% Cumulative Preferred Stock (incorporation
                            by reference is made to Exhibit 3.6 to Form 10-KSB of
                            First Equity Properties, Inc. for the fiscal year ended
                            December 31, 1996).

        EXHIBIT
      DESIGNATION                           DESCRIPTION OF EXHIBIT
      -----------                           ----------------------
         21*             -- Subsidiaries of the Registrant
         27*             -- Financial Data Schedule

---------------

* filed herewith