Form 10-Q
period 2000-03-31
FIRST EQUITY PROPERTIES INC
filed 2000-05-12
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to


Commission file number          0-11777
                         -----------------------

                          FIRST EQUITY PROPERTIES, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                    Nevada                                     95-6799846
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

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 2000, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 2000


                                      INDEX


Part I Financial Information:                                          Page No.

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       March 31, 2000 (Unaudited) and December 31, 1999...................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 2000 and 1999.........................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 2000 and 1999.........................5

     Notes to Consolidated Financial Statements...........................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K............................8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           March 31, 2000  December 31,
                                                             (Unaudited)      1999
                                                           --------------  -----------
Cash and cash equivalents                                    $    11,106   $       550
Investments                                                   55,512,710    55,512,710
Notes receivable                                               3,446,552     3,457,617
                                                             -----------   -----------

                                                             $58,970,368   $58,970,877
                                                             ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                $ 2,206,224   $ 2,234,040
Notes payable - affiliate                                      3,390,010            --
Accounts payable - trade                                       5,548,224     5,548,224
Accounts payable - affiliate                                          --     3,370,010
Income taxes payable                                              72,000        72,000
                                                             -----------   -----------

       Total liabilities                                      11,216,458    11,224,274

Minority interest in limited partnership                      10,074,437    10,074,447

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding        105,710       105,710
   Capital in excess of par value                              1,281,548     1,281,548
   Retained earnings                                          36,292,215    36,284,898
                                                             -----------   -----------

         Total shareholders' equity                           37,679,473    37,672,156
                                                             -----------   -----------

                                                             $58,970,368   $58,970,877
                                                             ===========   ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                              2000            1999
                                                          ------------    ------------
Revenue
   Commission income                                      $         --    $  2,218,837
   Management fee income                                            --       1,772,888
   Consulting fee income                                            --       1,067,062
   Interest income                                              69,596          76,700
   Other                                                         1,876         326,162
                                                          ------------    ------------

                                                                71,472       5,461,649
Operating expenses
   Salaries and wages                                               --       1,341,741
   Minority interest in earnings of limited partnership             --         407,393
   General and administrative                                      607         386,859
   Insurance and taxes                                              --         160,560
   Other operating expenses                                      7,500         153,074
   Legal and professional fees                                   3,209          89,185
   Depreciation and amortization                                    --          33,969
   Telephone and utilities                                          --          15,622
   Repairs and maintenance                                          --           3,025
   Advertising and promotion                                        --           1,414
                                                          ------------    ------------

       Total operating expenses                                 11,316       2,592,842
                                                          ------------    ------------

Earnings from operations                                        60,156       2,868,807

Other expenses
   Interest expense                                            (52,839)       (116,973)
                                                          ------------    ------------

Earnings before income taxes                                     7,317       2,751,834

Income tax benefit (expense)
   Deferred                                                         --              --
   Current                                                          --        (940,000)
                                                          ------------    ------------

                                                                    --        (940,000)
                                                          ------------    ------------

       NET EARNINGS                                       $      7,317    $  1,811,834
                                                          ============    ============

Earnings per share                                        $         --    $        .17
                                                          ============    ============

Weighted average shares outstanding                         10,570,944      10,570,944
                                                          ============    ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                     2000           1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                   $     7,317    $ 1,811,834
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
       Depreciation and amortization                                       --         33,969
       Minority interest in limited partnership                           (10)       407,393
     (Increase) decrease in
       Accounts receivable - trade                                         --         25,511
       Accounts receivable - affiliate                                     --     (3,781,749)
       Notes receivable                                                    --         (8,939)
       Other assets                                                        --         (1,882)
     Increase (decrease) in
       Accounts payable                                                    --        125,468
       Accrued expenses                                                    --       (289,196)
       Accounts payable - affiliate                                    20,000        599,289
       Income taxes payable                                                --        940,000
                                                                  -----------    -----------

           Net cash provided by (used for) operating activities        27,307       (138,302)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      --        (31,439)
   Collections from note receivable                                    11,065             --
                                                                  -----------    -----------

           Net cash provided by (used for) investing activities        11,065        (31,439)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                           --         51,713
   Payments on long term debt                                         (27,816)       (25,739)
                                                                  -----------    -----------

           Net cash provided by (used for) financing activities       (27,816)        25,974
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                   10,556       (143,767)

Cash and cash equivalents at beginning of period                          550        325,699
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $    11,106    $   181,932
                                                                  ===========    ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                         2000                     1999
                                                                      ----------                ---------
   Exchange of account payable from affiliate for
     a note payable from affiliate                                    $3,390,010                  $  ---

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 1999.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Revenues decreased to $71,472 versus prior year of $5,461,649. The decrease was due to lower commission income, lower consulting fee income and lower motel revenue. In the fourth quarter of 1999, all property management and brokerage contracts were cancelled. Total operating expenses decreased to $11,316 in 2000 from $2,592,842 in 1999.

The decrease in income tax expense was due to lower operating income.

Financial Condition and Liquidity

At March 31, 2000, the Company had total assets of $58,970,368 compared to $58,970,877 at December 31, 1999. Cash and cash equivalents were $11,106.

Total liabilities were $11,216,458 versus $11,224,274 at December 31, 1999.

Part II Other Information

     Item 6.    Exhibits and Reports on Form 8 - K

       (a)    Exhibits

                    Exhibit Number           Description of Exhibit
                    --------------   -----------------------------------------
                         27          Financial Data Schedules, filed herewith

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST EQUITY PROPERTIES, INC.


May 11, 1999                           /s/ F. Terry Shumate, Director,
                                           Vice President, Secretary and
                                           Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                Financial Data Schedule