Form 10-Q
period 2000-06-30
FIRST EQUITY PROPERTIES INC
filed 2000-08-11
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to
                               ------------------    -------------------


Commission file number        0-11777
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

           10670 N. Central Expressway, Suite 410, Dallas, Texas 75231
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
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

Yes   X      No
     ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 2000, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 2000


                                      INDEX



Part I Financial Information:                                                                      Page No.

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       June 30, 2000 (Unaudited) and December 31, 1999..................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Six Months Ended June 30, 2000 and 1999.........................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Six Months Ended June 30, 2000 and 1999..........................................................5

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     June 30, 2000        December 31,
                                                                        (Unaudited)           1999
                                                                     -------------        ------------

                                     ASSETS

Cash and cash equivalents                                            $      8,843         $        550
Investments                                                            55,512,710           55,512,710
Accounts receivable - affiliate                                           765,036                   --
Notes receivable                                                        3,438,796            3,457,617
                                                                     ------------         ------------

                                                                     $ 59,725,385         $ 58,970,877
                                                                     ============         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                        $  2,177,866         $  2,234,040
Notes payable - affiliate                                               4,298,027                   --
Accounts payable - trade                                                5,548,224            5,548,224
Accounts payable - affiliate                                                   --            3,370,010
Income taxes payable                                                       72,000               72,000
                                                                     ------------         ------------

       Total liabilities                                               12,096,117           11,224,274

Minority interest in limited partnership                               10,073,991           10,074,447

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding                 105,710              105,710
   Capital in excess of par value                                       1,281,548            1,281,548
   Retained earnings                                                   36,168,019           36,284,898
                                                                     ------------         ------------

       Total shareholders' equity                                      37,555,277           37,672,156
                                                                     ------------         ------------

                                                                     $ 59,725,385         $ 58,970,877
                                                                     ============         ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                 Three  months ended June 30,       Six months ended June 30,
                                                                -----------------------------     -----------------------------
                                                                     2000            1999             2000             1999
                                                                ------------     ------------     ------------     ------------

Revenue
   Commission income                                            $         --     $  4,323,986     $         --     $  6,542,823
   Management fee income                                                  --        1,936,478               --        3,709,366
   Consulting fee income                                                  --        1,485,636               --        2,552,698
   Other                                                                 756          473,527            2,632          799,689
   Interest                                                           72,909           79,515          142,505          156,215
                                                                ------------     ------------     ------------     ------------

                                                                      73,665        8,299,142          145,137       13,760,791

Operating expenses
   Salaries and wages                                                     --        2,760,204               --        4,101,945
   General and administrative                                             --          662,710              607        1,049,569
   Minority interest in limited partnership                               --          521,965               --          929,358
   Insurance and taxes                                                    --          134,396               --          294,956
   Other operating expenses                                               --           51,900            7,500          204,974
   Legal and professional fees                                        32,671          127,492           35,880          216,677
   Depreciation and amortization                                          --           33,968               --           67,937
   Telephone and utilities                                                --           23,956               --           39,578
   Repairs and maintenance                                                --            4,245               --            7,270
   Advertising and promotion                                              --            2,356               --            3,770
                                                                ------------     ------------     ------------     ------------

          Total operating expenses                                    32,671        4,323,192           43,987        6,916,034
                                                                ------------     ------------     ------------     ------------

Income from operations                                                40,994        3,975,950          101,150        6,844,757

Other expenses
   Interest expense                                                 (165,190)        (112,624)        (218,029)        (229,597)
                                                                ------------     ------------     ------------     ------------

Earnings before income taxes                                        (124,196)       3,863,326         (116,879)       6,615,160

Deferred tax benefit (expense)                                            --               --               --               --
Current tax provision                                                     --       (1,310,000)              --       (2,250,000)
                                                                ------------     ------------     ------------     ------------

                                                                          --       (1,310,000)              --       (2,250,000)
                                                                ------------     ------------     ------------     ------------

          Net income                                            $   (124,196)    $  2,553,326     $   (116,879)    $  4,365,160
                                                                ============     ============     ============     ============

Earnings per share                                              $       (.01)    $        .24     $       (.01)    $        .41
                                                                ============     ============     ============     ============

Weighted average shares outstanding                               10,570,944       10,570,944       10,570,944       10,570,944
                                                                ============     ============     ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                       2000           1999
                                                                   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                             $  (116,879)    $ 4,365,160
     Adjustments to reconcile net income to net cash
       used for operating activities
       Depreciation and amortization                                        --          67,938
       Minority interest in limited partnership                           (456)        929,361
     (Increase) decrease in
       Accounts receivable - trade                                          --        (244,863)
       Accounts receivable - affiliate                                (765,036)     (7,965,515)
       Prepaid expenses and other                                           --          (1,885)
       Notes receivable                                                     --        (123,137)
     Increase (decrease) in
       Accounts payable                                                     --         147,009
       Accrued expenses                                                     --         162,588
       Accounts payable - affiliate                                    125,823         181,578
       Income taxes payable                                                 --       2,250,000
                                                                   -----------     -----------

           Net cash used for operating activities                     (756,548)       (231,766)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                       --         (51,139)
   Collections from note receivable                                     18,821              --
                                                                   -----------     -----------

           Net cash provided by (used for) investing activities         18,821         (51,139)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                       802,194         104,000
   Payments on long term debt                                          (56,174)        (52,094)
                                                                   -----------     -----------

           Net cash provided by financing activities                   746,020          51,906
                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                     8,293        (230,999)

Cash and cash equivalents at beginning of period                           550         325,699
                                                                   -----------     -----------

Cash and cash equivalents at end of period                         $     8,843     $    94,700
                                                                   ===========     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                              2000                1999
                                                          -----------         ------------

Exchange of account payable from affiliate for
  a note payable from affiliate                           $ 3,495,833         $         --

Exchange of account receivable from affiliate for
  a investment in preferred stock of affiliate            $        --         $ 14,647,710

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Revenues decreased to $73,665 versus prior year of $8,299,142. The decrease was due to the loss of property management and brokerage contracts in the fourth quarter of 1999. Total operating expenses decreased to $32,671 in 2000 from $4,323,192 in 1999.

The decrease in income tax expense was due to lower operating income.

Results of Operations

Six months ended June 30, 2000 compared to six months ended June 30, 1999

Revenues decreased to $145,137 versus prior year of $13,760,791. The decrease was due to lower commission income, lower consulting fee income and lower motel revenue. In the fourth quarter of 1999, all property management and brokerage contracts were cancelled. Total operating expenses decreased to $43,987 in 2000 from $6,916,034 in 1999.

The decrease in income tax expense was due to lower operating income.

Financial Condition and Liquidity

At June 30, 2000, the Company had total assets of $59,725,385 compared to $58,970,877 at December 31, 1999. Cash and cash equivalents were $8,843.

Total liabilities were $12,096,117 versus $11,224,274 at December 31, 1999.

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

                                      FIRST EQUITY PROPERTIES, INC.


August 11, 2000                   /s/ F. Terry Shumate, Director,
                                      Vice President, Secretary and Treasurer

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

  27                       Financial Data Schedule