Form 10-Q
period 2000-09-30
FIRST EQUITY PROPERTIES INC
filed 2000-11-14
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 0-11777

                          FIRST EQUITY PROPERTIES, INC.
             ------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 2000, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                               September 30, 2000


                                      INDEX

Part I Financial Information:                                                     Page No.
   Item 1.    Financial Statements

     Consolidated Balance Sheets
       September 30, 2000 (Unaudited) and December 31, 1999..........................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Nine Months Ended September 30, 2000 and 1999................4

     Consolidated Statement of Cash Flows (Unaudited)
       Nine Months Ended September 30, 2000 and 1999.................................5

     Notes to Consolidated Financial Statements......................................7

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations.............................................8

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K.......................................8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             September 30,    December 31,
                                                                 2000            1999
                                                              -----------     -----------
                                                              (Unaudited)
Cash and cash equivalents                                     $    56,927     $       550
Investments                                                    51,137,790      55,512,710
Accounts receivable - affiliate                                   939,036              --
Notes receivable                                                3,128,213       3,457,617
                                                              -----------     -----------
                                                              $55,261,966     $58,970,877
                                                              ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                 $ 2,077,032     $ 2,234,040
Notes payable - affiliate                                              --              --
Accounts payable - trade                                        5,548,224       5,548,224
Accounts payable - affiliate                                           --       3,370,010
Income taxes payable                                                   --          72,000
                                                              -----------     -----------
       Total liabilities                                        7,625,256      11,224,274

Minority interest in limited partnership                       10,073,956      10,074,447

Shareholders' Equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding         105,710         105,710
   Capital in excess of par value                               1,281,548       1,281,548
   Retained earnings                                           36,175,496      36,284,898
                                                              -----------     -----------
         Total shareholders' equity                            37,562,754      37,672,156
                                                              -----------     -----------
                                                              $55,261,966     $58,970,877
                                                              ===========     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                Three  months ended September 30,     Nine months ended September 30,
                                                --------------------------------      --------------------------------
                                                     2000               1999               2000               1999
                                                -------------      -------------      -------------      -------------
Revenue
   Commission income                            $          --      $   3,670,703      $          --      $  10,213,526
   Management fee income                                   --          1,821,594                 --          5,530,960
   Consulting fee income                                   --            195,755                 --          2,748,453
   Other                                                   35            288,673              2,667          1,088,362
   Interest                                            70,077             73,357            212,582            229,572
                                                -------------      -------------      -------------      -------------

                                                       70,112          6,050,082            215,249         19,810,873

Operating expenses
   Salaries and wages                                     241          1,191,776                241          5,293,721
   Consulting fees expense                                 --          5,000,000                 --          5,000,000
   General and administrative                             130            361,146                737          1,410,715
   Minority interest in limited partnership                --            282,982                 --          1,212,340
   Insurance and taxes                                  4,816            729,784              4,816          1,024,740
   Other operating expenses                                --             38,932              7,500            240,868
   Legal and professional fees                          9,739             44,520             45,619            261,197
   Loss on sale of motel properties                        --             94,095                 --             97,129
   Depreciation and amortization                           --             26,469                 --             94,406
   Telephone and utilities                                 --             17,420                 --             56,998
   Repairs and maintenance                                 --             12,968                 --             20,238
   Advertising and promotion                               --              1,640                 --              5,410
                                                -------------      -------------      -------------      -------------

          Total operating expenses                     14,926          7,801,732             58,913         14,717,762
                                                -------------      -------------      -------------      -------------

Income from operations                                 55,186         (1,751,650)           156,336          5,093,111

Other expenses
   Interest expense                                   (47,709)          (112,528)          (265,738)          (342,125)
                                                -------------      -------------      -------------      -------------

Earnings before income taxes                            7,477         (1,864,178)          (109,402)         4,750,986

Deferred tax benefit (expense)                             --                 --                 --                 --
Current tax provision                                      --            635,000                 --         (1,615,000)
                                                -------------      -------------      -------------      -------------

                                                           --            635,000                 --         (1,615,000)
                                                -------------      -------------      -------------      -------------

          Net income                            $       7,477      $  (1,229,178)     $    (109,402)     $   3,135,986
                                                =============      =============      =============      =============

Earnings per share                              $          --      $        (.11)     $        (.01)     $         .30
                                                =============      =============      =============      =============

Weighted average shares outstanding                10,570,944         10,570,944         10,570,944         10,570,944
                                                =============      =============      =============      =============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                        2000             1999
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)                                              $  (109,402)     $ 3,135,986
     Adjustments to reconcile net earnings (loss) to
       net cash used for operating activities
       Loss on sale of motel properties                                      --           97,129
       Depreciation and amortization                                         --           94,406
       Minority interest in limited partnership                            (491)       1,212,340
       Non-cash litigation settlement                                        --          175,000
       Other                                                                 --           (2,125)
     (Increase) decrease in
       Accounts receivable - trade                                           --         (618,411)
       Accounts receivable - affiliate                                 (939,036)      (7,965,515)
       Prepaid expenses and other                                            --           (1,885)
       Notes receivable                                                      --         (115,804)
     Increase (decrease) in
       Accounts payable                                                      --          791,526
       Accrued expenses                                                      --          217,549
       Accounts payable - affiliate                                     125,823        1,320,743
       Accrued interest - notes payable - affiliate                          --          156,863
       Income taxes payable                                             (72,000)       1,376,500
                                                                    -----------      -----------

           Net cash used for operating activities                      (995,106)        (125,698)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                        --          (54,095)
   Proceeds from sale                                                        --          525,000
   Collections from note receivable                                     329,404               --
                                                                    -----------      -----------

           Net cash provided by investing activities                    329,404          470,905

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                        879,087               --
   Payments on long term debt                                          (157,008)        (376,088)
                                                                    -----------      -----------

           Net cash provided by (used for) financing activities         722,079         (376,088)
                                                                    -----------      -----------

Net increase (decrease) in cash and cash equivalents                     56,377          (30,881)

Cash and cash equivalents at beginning of period                            550          325,699
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $    56,927      $   294,818
                                                                    ===========      ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                          2000            1999
                                                      -----------     -----------
Exchange of account payable from affiliate for
  a note payable from affiliate                       $ 3,495,833     $        --

Exchange of an investment in preferred stock of
  an affiliate for a note payable to an affiliate     $ 4,374,920     $        --

Exchange of account receivable from affiliate for
  an investment in preferred stock of affiliate       $        --     $14,647,710

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Revenues decreased to $70,112 versus prior year of $6,050,082. The decrease was due to the loss of property management and brokerage contracts in the fourth quarter of 1999. Total operating expenses decreased to $14,926 in 2000 from $7,801,732 in 1999.

The decrease in income tax expense was due to lower operating income.

Results of Operations

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

Revenues decreased to $215,249 versus prior year of $19,810,873. The decrease was due to lower commission and management fee income, lower consulting fee income and lower motel revenue. In the fourth quarter of 1999, all property management and brokerage contracts were terminated and awarded to non-affiliated companies. Total operating expenses decreased to $58,913 in 2000 from $14,717,762 in 1999.

The decrease in income tax expense was due to lower operating income.

Financial Condition and Liquidity

At September 30, 2000, the Company had total assets of $55,261,966 compared to $58,970,877 at December 31, 1999. Cash and cash equivalents were $56,927.

Total liabilities were $7,625,256 versus $11,224,274 at December 31, 1999.

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

                                        FIRST EQUITY PROPERTIES, INC.


November 13, 2000                   /s/ F. Terry Shumate, Director,
                                        Vice President, Secretary and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27           Financial Data Schedule