Form 10-K
period 2000-12-31
FIRST EQUITY PROPERTIES INC
filed 2001-04-02
CIK 726516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       December 31, 2000
                             -----------------------
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    ------------

                       COMMISSION FILE NUMBER    0-11777
                                              -------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                               95-6799846
------------------------------                               -------------------
State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

1800 Valley View Lane, Suite 160                                   75234
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              214 750-5800
                                                             -------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
           None

---------------------------            -----------------------------------------

---------------------------            -----------------------------------------

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] No [ ]

     As of March 15, 2001, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1. BUSINESS.

     First Equity Properties, Inc. ("We" or "FEPI" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

     Prior to January 1, 1997, the Company's only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company, through its own operations, was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries was engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but are available to engage in property management and real estate brokerage activities. See the Notes to the Consolidated Financial Statements for a break out of revenues, expenses and earnings contributions of each separate line of business.

TRANSACTION OF SUCCESSION.

     FEPI is the successor-in-interest to Wespac Investors Trust III, a California real estate investment trust ("WESPAC") originally established August 22, 1983 which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Wespac was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the "1988 Reorganization") which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled IN RE:
WESPAC INVESTORS TRUST III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the "1994 Reorganization"). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the "Modified Plan"). Pursuant to the Modified Plan, and shareholders' approval, Wespac was converted from a California business trust into a Nevada corporation, coupled with a change of the name of the resulting entity. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of Wespac became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree which closed the 1994 Reorganization. See "Item 3. Legal Proceedings."

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

     Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer d'Alene, Idaho which has since been sold. Such Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See "Item 13. Certain Relationships and Related Transactions." During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See the Notes to the Consolidated Financial Statements.

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

     At March 15, 2001, Carmel and CRSL had no employees.

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

ITEM 2. PROPERTIES.

     The Company's principal offices are located at 1800 Valley View Lane, Suite 1160, Dallas, Texas 75234. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

     Prior to December 31, 1996, the Company's only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold effective June 1, 1997 and foreclosed upon during January 1998) located in Spokane, Washington, all of which were disposed of during 1998. Although the record title to the Comfort Inn hotels may remain in the Company at December 31, 2000, subject to the Contract for Deed, the Company considers it has disposed of such properties. Record title to one of the Comfort Inn hotels was distributed to the purchaser in January 2001. Except for any remaining record title to the one Comfort Inn hotel, the Company owns no real property.

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

     As of March 15, 2001, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated historical financial data presented below for the four fiscal years ended December 31, 2000 and the period from June 15, 1996 (fresh start) through December 31, 1996 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, (iii) the transaction of succession, and
(iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        Year Ended                                     Period
                                                                       December 31,                                 June 15, 1996
                                             -----------------------------------------------------------------        December
                                                 2000              1999            1998               1997            31, 1996
                                             ------------      ------------     ------------      ------------      ------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

   Revenues ............................     $    285,733      $ 19,638,650     $ 35,563,209      $ 33,370,720      $  1,475,831

   Operating Costs .....................               --        15,234,044       16,300,214         8,381,325         1,484,023

   General and Administrative ..........           70,554         1,655,537         1,72,368         1,658,681           101,554

   Interest Expense ....................          326,471           448,477          486,730           399,368           209,946

   Earnings (loss) Before Income
Taxes ..................................         (111,292)        2,203,464       16,151,691        22,931,346          (319,692)

   Income tax expense (current) ........               --           200,906          (93,623)         (596,215)               --

   Income tax (expense) benefit
(deferred) .............................               --                --        5,300,000         5,300,000                --
                                             ------------      ------------     ------------      ------------      ------------
      Net earnings (loss) ..............     $   (111,292)     $  2,002,558     $ 10,758,068      $ 27,635,131      $   (319,692)
                                             ============      ============     ============      ============      ============
      Net earnings (loss) per share ....     $       (.01)     $       0.19     $       1.02      $       2.61      $      (0.03)
                                             ============      ============     ============      ============      ============
   Weighted Average Shares
outstanding ............................       10,570,944        10,570,944       10,570,944        10,570,944        10,570,944

CONSOLIDATED BALANCE SHEET DATA:

   Total Assets ........................       55,259,416      $ 58,970,877     $ 51,698,791      $ 74,148,980      $  5,822,865

   Short Term Debt .....................        2,048,559         2,234,040        4,336,145         3,951,906           879,761

   Long Term Debt ......................               --                --        2,776,336         2,830,913         3,875,538

   Stockholders' Equity ................       37,560,864        37,672,156       35,669,598        61,202,697         1,067,566

   Minority Interest in Subsidiary .....       10,074,447        10,074,447        8,916,712         6,163,464                --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the company had total assets of $55,259,416. Of that amount $44,679 was held in cash. The Company's debt at December 31, 2000 totaled $2,048,559, which includes mortgage notes payable related to the motel properties owned by the Company.

RESULTS OF OPERATIONS

     Net loss was $111,292 in 2000 compared to prior year earnings of $2,002,558. The decrease resulted from loss of management and brokerage contracts in October 1999.

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

     NAME                  AGE               POSITION WITH THE COMPANY
     ----                  ---               -------------------------
Karl L. Blaha              53         President

F. Terry Shumate           61         Vice President, Secretary and Treasurer

     Karl L. Blaha is President (since October 1993), and a Director (since June
1996) of American Realty Investors, Inc. ("ARL"), a New York Stock Exchange listed entity engaged in real estate; President (since September 1999), Executive Vice President and Director of Commercial Management (April 1992 to August 1995) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Income Opportunity Realty Investors, Inc. ("IORI"), a publicly-held REIT, Transcontinental Realty Investors, Inc. ("TCI"), a publicly-held REIT; Executive Vice President (since November 1998) and Director of Commercial Asset Management (January 1998 to August 1999) of NRLP Management Corp. ("NMC"), the managing general partner of National Realty, L.P. ("NRLP"), and its operating partnership, National Operating L.P. ("NOLP"), a wholly-owned subsidiary of ARL; Executive Vice President (October 1992 to July 1997) of Carmel Realty, Inc. ("Carmel Realty"), a company which is available to provide real estate brokerage services and commercial property management services. Mr. Blaha was also a member of the Board of Trustees of Wespac from June 19, 1996 until implementation of the Incorporation Procedure.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2000, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 15, 2001, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

                                                                         AMOUNT AND
                                                                         NATURE OF
                                                                         BENEFICIAL        PERCENT OF
TITLE OF CLASS                NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP           CLASS
--------------                ------------------------------------       ----------        ---------
Shares of Common Stock, par   Nevada Sea Investments, Inc.            5,285,472 shares        50%
value $0.01 per share         1800 Valley View Lane
                              Suite 160
                              Dallas, Texas 75234

Shares of Common Stock, par   Greenbriar Corporation                  2,642,736 shares        25%
value $0.01 per share         4265 Kellway Circle
                              Dallas, Texas 75248

----------
(1)  Based on 10,570,944 shares of common stock outstanding on March 15, 2001.

     As of March 15, 2001, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

                                                                         AMOUNT AND
                                                                         NATURE OF
                                                                         BENEFICIAL        PERCENT OF
TITLE OF CLASS                NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP          CLASS(a)
--------------                ------------------------------------       ----------        ---------
Shares of Common Stock,       Karl L. Blaha                                 none              none
par value $0.01               1800 Valley View Lane, Suite 160
per share                     Dallas, Texas 75234

Shares of Common Stock,       F. Terry Shumate                              none              none
par value $0.01               1800 Valley View Lane, Suite 160
per share                     Dallas, Texas 75234

Shares of Common Stock,       All officers and directors as a group         none              none
par value $0.01
per share

----------
(a)  Based on 10,570,944 shares of common stock outstanding on March 15, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. All principal and interest under such advances is due June 14, 1998. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. During 1999, the Company required all amounts advanced together with interest at the rate of 8% per annum.

     Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $22,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see the Notes to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from Syntek West, Inc.

     Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties. Such management arrangement ceased at the time of disposition of the Spokane Properties during June 1998.

     Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at
W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998 the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property in Couer d'Alene, Idaho (since sold). See also the Notes to the Consolidated Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements. The following documents are filed as part of this report:

          1. Consolidated Financial Statements.                             Page
                                                                            ----
          Independent auditor's report                                       F-1

          Consolidated Balance Sheets as of December 31, 2000 and 1999       F-2

          Consolidated Statements of Operations for the three years
          ended December 31, 2000 and the period from June 15, 1996
          (fresh start) through December 31, 1996                            F-3

          Consolidated Statements of Changes in Shareholders' Equity
          for the three years ended December 31, 2000 and the period
          from June 15, 1996 (fresh start) through December 31, 1996         F-4

          Consolidated Statements of Cash Flows for the three years
          ended December 31, 2000 and the period from June 15, 1996
          (fresh start) through December 31, 1996                            F-5

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


     *filed herewith

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                         FIRST EQUITY PROPERTIES, INC.
Dated: March 29, 2001

                                         By  /s/  F. TERRY SHUMATE
                                           -------------------------------------
                                           F. Terry Shumate, Director,
                                           Vice, President, Secretary
                                           and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/s/  KARL L. BLAHA                       Director and President (Principal        March 29, 2001
------------------------------------     Executive Officer)
Karl L. Blaha


/s/  F. TERRY SHUMATE                    Director, Vice President, Secretary      March 29, 2001
------------------------------------     and Treasurer (Principal Financial and
F. Terry Shumate                         Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         Page
                                                                                         ----
INDEPENDENT AUDITOR'S REPORT                                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets as of December 31, 2000 and 1999                                      F-2

     Statements of operations for the years ended December 31, 2000, 1999 and 1998        F-3

     Statements of changes in shareholders' equity for the years ended
       December 31, 2000, 1999 and 1998                                                   F-4

     Statements of cash flows for the years ended December 31, 2000, 1999 and 1998        F-5

     Notes to financial statements                                                        F-6

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.




March 29, 2001
Dallas, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                 2000             1999
                                                             ------------     ------------
                                     ASSETS

Cash and cash equivalents                                    $     44,679     $        550
Accounts receivable - affiliate                                   966,359               --
Investments                                                    51,137,790       55,512,710
Notes receivable                                                3,110,588        3,457,617
                                                             ------------     ------------

                                                             $ 55,259,416     $ 58,970,877
                                                             ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                $  2,048,559     $  2,234,040
Accounts payable - trade                                        5,548,224        5,548,224
Accounts payable - affiliate                                       27,322        3,370,010
Income taxes payable                                                   --           72,000
                                                             ------------     ------------

         Total liabilities                                      7,624,105       11,224,274

Minority interest in subsidiary                                10,074,447       10,074,447

Shareholders' equity
  Preferred stock, $.01 par value; 4,960,000 shares
     authorized; none issued or outstanding                            --               --
  Common stock, $0.01 par, 40,000,000 shares authorized,
    10,570,944 shares issued and outstanding                      105,710          105,710
  Capital in excess of par value                                1,281,548        1,281,548
  Retained earnings                                            36,173,606       36,284,898
                                                             ------------     ------------

         Total shareholders' equity                            37,560,864       37,672,156
                                                             ------------     ------------

                                                             $ 55,259,416     $ 58,970,877
                                                             ============     ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998

                                            2000              1999              1998
                                        ------------      ------------      ------------
Revenue
   Commissions                          $         --      $ 10,061,286      $ 15,088,330
   Management fees                                --         5,431,460         7,011,188
   Consulting fees                                --         2,748,452         9,580,256
   Other                                       1,566         1,093,872         2,724,191
   Interest                                  284,167           303,580           145,153
   Motel                                          --                --         1,014,091
                                        ------------      ------------      ------------

                                             285,733        19,638,650        35,563,209
Operating expenses
   Consulting fees                                --         5,308,225         5,500,000
   Salaries and wages                             --         4,361,715         5,062,774
   Goodwill amortization                          --         2,819,995            63,229
   General and administrative                 24,241         1,655,537         1,472,368
   Minority interest in earnings
     of subsidiary                                --         1,157,732         2,753,250
   Insurance and taxes                            --           894,669           810,717
   Legal and accounting                       46,313           307,313           214,951
   Other operating expenses                       --           201,020         1,353,393
   Depreciation and amortization                  --           100,729           182,735
   Telephone and utilities                        --            56,998           126,364
   Repairs and maintenance                        --            20,238            77,625
   Advertising and promotion                      --             5,410            81,653
   Franchise fees                                 --                --            73,523
                                        ------------      ------------      ------------

         Total operating expenses             70,554        16,889,581        17,772,582
                                        ------------      ------------      ------------

Earnings from operations                     215,179         2,749,069        17,790,627

Other expenses
     Interest expense                       (326,471)         (448,477)         (486,730)
                                        ------------      ------------      ------------
Earnings (loss) before income taxes
     and loss on sale of assets             (111,292)        2,300,592        17,303,897

Loss on sale of assets                            --           (97,128)       (1,152,206)
                                        ------------      ------------      ------------

Earnings before income taxes                (111,292)        2,203,464        16,151,691

Income tax benefit (expense)
     Current                                      --          (200,906)          (93,623)
     Deferred                                     --                --        (5,300,000)
                                        ------------      ------------      ------------
                                                  --          (200,906)       (5,393,623)
                                        ------------      ------------      ------------

         NET EARNINGS (LOSS)            $   (111,292)     $  2,002,558      $ 10,758,068
                                        ============      ============      ============

Earnings (loss) per share               $      (0.01)     $        .19      $       1.02
                                        ============      ============      ============

Weighted average shares outstanding       10,570,944        10,570,944        10,570,944
                                        ============      ============      ============

   The accompanying notes are an integral part of these financial statements.
                                      F-3

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

                                      Common Stock               Preferred Stock            Capital      Retained
                                -------------------------   --------------------------     in excess     earnings         Total
                                  Shares         Amount        Shares         Amount        of par       (deficit)        equity
                                -----------   -----------   -----------   ------------    -----------   -----------    ------------
Balances at January 1, 1998      10,570,944   $   105,710        32,500   $ 32,500,000    $ 1,281,548   $27,315,439    $ 61,202,697

Redemption of preferred stock            --            --       (32,500)   (32,500,000)            --            --     (32,500,000)

Dividends paid                           --            --            --             --             --    (3,791,167)     (3,791,167)

Net earnings                             --            --            --             --             --    10,758,068      10,758,068
                                -----------   -----------   -----------   ------------    -----------   -----------    ------------
Balances at December 31, 1998    10,570,944       105,710            --             --      1,281,548    34,282,340      35,669,598

Net earnings                             --            --            --             --             --     2,002,558       2,002,558
                                -----------   -----------   -----------   ------------    -----------   -----------    ------------

Balances at December 31, 1999    10,570,944       105,710            --             --      1,281,548    36,284,898      37,672,156

Net loss                                 --            --            --             --             --      (111,292)       (111,292)
                                -----------   -----------   -----------   ------------    -----------   -----------    ------------

Balances at December 31, 2000    10,570,944   $   105,710            --             --    $ 1,281,548   $36,173,606    $ 37,560,864
                                ===========   ===========   ===========   ============    ===========   ===========    ============

   The accompanying notes are an integral part of these financial statements.
                                      F-4

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Year Ended December 31, 2000, 1999 and 1998

                                                              2000              1999              1998
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                                      $   (111,292)     $  2,002,558      $ 10,758,068
   Adjustments to reconcile net earnings
     (loss) to net cash used for operating activities
   Depreciation and amortization                                    --           100,729           245,964
   Minority interest                                                --         1,157,735         2,753,250
   Loss on sale of assets and write-off                             --         2,897,133         1,152,206
   Gain on forgiveness of debt                                      --          (214,707)               --
   (Increase) decrease in
       Accounts receivable - trade                                  --          (483,280)          (50,379)
       Deferred tax asset                                           --                --         5,300,000
       Accounts receivable - affiliate                        (966,359)        3,304,283       (20,521,209)
       Prepaid expenses and other assets                            --            (1,885)           14,500
   Increase (decrease) in
       Accounts payable                                             --         6,099,751          (141,421)
       Accounts payable - affiliate                            153,145       (15,348,123)          166,164
       Accrued expenses                                             --           217,553           249,441
       Accrued interest - affiliate                             77,117                --                --
       Income taxes payable                                    (72,000)         (166,500)         (357,715)
       Other                                                        --            75,444                --
                                                          ------------      ------------      ------------

  Net cash used for operating activities                      (919,389)         (359,309)         (431,131)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                                 --           525,000                --
   Purchase of property and equipment                               --           (54,105)         (242,001)
   Sale of motels and equipment                                     --                --           488,425
   Payments received on notes receivable                       347,029           121,568            20,815
                                                          ------------      ------------      ------------

Net cash provided by investing activities                      347,029           592,463           267,239

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - affiliate                     801,970                --           467,769
   Payments on long-term debt                                 (185,481)         (558,303)         (123,084)
                                                          ------------      ------------      ------------

Net cash provided by (used for) financing activities           616,489          (558,303)          344,685
                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents            44,129          (325,149)          180,793

Cash and cash equivalents at beginning of period                   550           325,699           144,906
                                                          ------------      ------------      ------------

Cash and cash equivalents at end of period                $     44,679      $        550      $    325,699
                                                          ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE D - ACCOUNTS RECEIVABLE - AFFILIATES

                                                 2000             1999
                                             ------------     ------------
RBA Partners                                 $    682,831     $         --
Regis Realty                                      283,528               --
                                             ------------     ------------

                                             $    966,359     $         --
                                             ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE E - INVESTMENTS

     The investment in Realty Advisors, Inc. preferred stock at December 31, 2000 and 1999 is $51,137,790 and $55,512,710, respectively, and represents 464,889 and 504,661 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company.

NOTE F - NOTES PAYABLE

                                                                                      2000            1999
                                                                                   -----------     -----------
     Mortgage notes payable to a bank, bearing interest at 3.5% in excess of the
     U.S. T-Bill rate (as defined), payable in monthly installments of $26,886 including interest through maturity on April 1, 2000; subsequently
     extended, collateralized by certain motel property and equipment.             $ 2,048,559     $ 2,234,040

     At December 31, 2000 maturities of notes payable are as follows:

           2001                                                                      2,048,559
                                                                                   -----------

                                                                                   $ 2,048,559
                                                                                   ===========

NOTE G - NOTES PAYABLE - AFFILIATE

     The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE H - INCOME TAXES

     Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2000, 1999 and 1998 as a result of the following:

                                                     2000            1999             1998
                                                 ------------    ------------     ------------
           Computed expected tax expense         $         --    $    749,178     $  5,655,000
           Alternative minimum tax credit                  --        (677,334)              --
           Federal income tax                              --              --          238,500
           Miscellaneous timing differences                --         129,062         (499,877)
                                                 ------------    ------------     ============
                                                 $         --    $    200,906     $  5,393,623
                                                 ============    ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE I - RELATED PARTY TRANSACTIONS

     Effective January 1, 1997 the Company contracted with Regis Management Corporation (Regis) to manage the day-to-day operations of the motel properties for 5% of gross revenues. Regis is a subsidiary of Carmel Realty, Inc. Such contract terminated at the time of disposition of the motel properties.

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

     Effective January 1, 1997, the Company acquired from a related party, 100% of the outstanding common stock of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. (the "Acquired Companies"), for a purchase price of $32,500,000, consisting of 32,500 shares of Series A 8% Cumulative Preferred Stock having a liquidation value of $1,000 per share (the "Preferred Stock"). Accordingly, the acquired Companies' results of operations are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $3,035,000 and was being amortized over 40 years. Due to the fact that the service contracts with the five affiliated publicly traded real estate entities were cancelled and that this goodwill purchase was based on the continuing revenue stream from those contracts, the remainder of goodwill was charged to operations in 1999.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE J - FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 follow:

                                                     2000                           1999
                                         ----------------------------    ----------------------------
                                           Carrying         Fair           Carrying          Fair
                                            Amount          Value           Amount           Value
                                         ------------    ------------    ------------    ------------
     Accounts receivable - affiliates    $    966,359    $    966,359    $         --    $         --
     Investments                           51,137,790      51,137,790      55,512,710      55,512,710
     Note receivable                        3,110,588       3,110,588       3,457,617       3,457,617
     Notes payable                          2,048,559       2,048,559       2,234,043       2,234,043

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

NOTE K - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal actions incidental to its business. In Management's opinion, none of these actions will have a material adverse effect on the Company's financial position.

NOTE L - SALE AND FORECLOSURE OF HOTEL PROPERTY

     During June 1998, FEPI entered into a contract for deed to sell two motels to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which "wraps"certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank.

     Also during June 1998, FEPI exchanged the remaining motel property with an unaffiliated party for a residential property near Couer d'Alene, Idaho, which was subsequently sold.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2000           1999              1998
                                                 ------------    ------------     ------------
Cash paid during the year for:
  Interest                                       $    221,000    $         --     $    518,476
  Income taxes                                         76,000         367,009               --
Noncash investing and financing activities:
  Note payable exchanged for
       amounts due to affiliate                     3,495,833              --               --
  Stock issued to company to retire debt                   --      15,560,710               --
  Dividend paid for notes payable                          --              --        3,791,167
  Preferred stock investment exchanged
       for notes payable                            4,374,920              --        1,573,000
  Receivables exchanged for
       preferred stock                                     --              --       32,500,000
Details of sale of motel properties
  Sales price                                              --              --        4,520,776
  Note receivable                                          --              --       (3,600,000)
  Residential property                                     --              --         (620,000)
  Expenses paid                                            --              --         (111,575)
  Note payable assumed                                     --              --          299,224
                                                 ------------    ------------     ------------
  Net cash from sale of motel properties         $         --    $         --     $    488,425
                                                 ============    ============     ============
Details of sale of Carmel Property Management
  Sales price                                              --         283,528               --
  Assets sold                                              --      (2,162,144)              --
  Liabilities transferred                                  --       1,878,616               --
                                                 ------------    ------------     ------------
  Net cash from sale                             $         --    $         --     $         --
                                                 ============    ============     ============

NOTE N - EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $-0-, $9,923 and $4,320 in 2000, 1999 and 1998, respectively.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE O - BUSINESS SEGMENTS

     In 1999 and 1998, the Company's operations have been classified into three business segments: hospitality, property management and real estate brokerage. These segments have separate financial information and, to a large extent, separate management and operating groups. Hospitality relates to the operations of the Company's three motel properties, which were sold in 1998. Property management relates to services rendered primarily to five publicly-traded real estate entities, in connection with the management of commercial real property, including retail centers, office buildings, industrial properties and hotels. Real estate brokerage relates to services rendered primarily to five publicly-traded real estate entities, in connection with locating, leasing and purchasing real estate. Summarized financial data by segment for 2000, 1999 and 1998 is as follows:

                                                                        2000
                             ----------------------------------------------------------------------------------------
                             Hospitality       Property     Real Estate                   Adjustments
                               Business       Management     Brokerage        Other      & Eliminations  Consolidated
                             ------------    ------------   ------------   ------------  --------------  ------------
Revenues                     $         --    $         --   $         --   $    285,733   $         --   $    285,733
                             ============    ============   ============   ============   ============   ============

Operating profit             $         --    $         --   $         --   $         --   $         --   $         --
                             ============    ============   ============   ============   ============   ============
General corporate expenses                                                                                    397,025
Loss before income taxes                                                                                 $   (111,292)
                                                                                                         ============
   Identifiable assets       $               $         --   $         --                                 $       --
                             ============    ============   ============
   Corporate assets                                                                                        55,259,416
                                                                                                         ------------
                                                                                                         $ 55,259,416
                                                                                                         ============

     Corporate assets include cash and cash equivalents, investments and deferred tax assets.

                                                                            1999
                             ----------------------------------------------------------------------------------------
                             Hospitality       Property     Real Estate                   Adjustments
                               Business       Management     Brokerage        Other      & Eliminations  Consolidated
                             ------------    ------------   ------------   ------------  --------------  ------------
Revenues                     $         --    $ 12,374,533   $ 10,061,286   $    505,756   $ (3,322,915)  $ 19,618,660
                             ============    ============   ============   ============   ============   ============

Operating profit (loss)      $         --    $  8,660,172   $  7,041,273   $    505,756   $ (3,322,915)  $ 12,884,286
                             ============    ============   ============   ============   ============   ============
General corporate expenses                                                                                 (9,523,090)
Minority interest in
  earnings of subsidiary                                                                                   (1,157,732)
                                                                                                         ------------
Earnings before income taxes                                                                             $  2,203,464
                                                                                                         ============
Identifiable assets          $         --    $         --   $         --                                 $         --
                             ============    ============   ============
Corporate assets                                                                                           58,970,877
                                                                                                         ------------
                                                                                                         $ 58,970,877
                                                                                                         ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 2000 and 1999


NOTE O - BUSINESS SEGMENTS - CONTINUED

                                                                       1998
                             ----------------------------------------------------------------------------------------
                             Hospitality       Property     Real Estate                   Adjustments
                               Business       Management     Brokerage        Other      & Eliminations  Consolidated
                             ------------    ------------   ------------   ------------  --------------  ------------
Revenues                     $  1,014,091    $ 23,183,685   $ 15,088,330   $    628,040   $ (4,350,937)  $ 35,563,209
                             ============    ============   ============   ============   ============   ============

Operating profit (loss)      $ (1,756,678)   $ 16,195,171   $ 10,540,089   $    628,040   $         --   $ 25,606,622
                             ============    ============   ============   ============   ============   ============
General corporate expenses                                                                                 (6,701,681)
   Minority interest in
      earnings of subsidiary                                                                               (2,753,250)
                                                                                                         ------------
Earnings before income taxes                                                                             $ 16,151,691
                                                                                                         ============
Identifiable assets          $  5,829,462    $  1,668,392   $        --                                  $  7,497,854
                             ============    ============   ===========
Corporate assets                                                                                           44,200,937
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

NOTE P - COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2000, 1999, and 1998, the Company's comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------
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

       3.3           Bylaws of First Equity Properties, Inc. as adopted December
                     20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

     EXHIBIT
     NUMBER          DESCRIPTION
     -------         -----------
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


     *filed herewith