Form 10-Q
period 2001-03-31
FIRST EQUITY PROPERTIES INC
filed 2001-05-11
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to


Commission file number                         0-11777
                       ---------------------------------------------------------


                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)


                Nevada                                     95-6799846
--------------------------------------            ------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)



              1800 Valley View Lane, Suite 160, Dallas, Texas 75234
            ---------------------------------------------------------
                    (Address of principal executive offices)


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

Yes [X].  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 2001, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 2000


                                      INDEX


                                                                                                    Page No.
Part I Financial Information:

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       March 31, 2001 (Unaudited) and December 31, 2000.................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 2001 and 2000.......................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 2001 and 2000.......................................................5

     Notes to Consolidated Financial Statements.........................................................6

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................7

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................7


                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                 March 31, 2001     December 31,
                                                                   (Unaudited)         2000
                                                                 --------------    -------------
Cash and cash equivalents                                         $    57,953        $    44,679
Accounts receivable - affiliate                                       966,359            966,359
Investments                                                        45,836,720         51,137,790
Notes receivable                                                    1,526,261          3,110,588
                                                                  -----------        -----------
                                                                  $48,387,293        $55,259,416
                                                                  ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                     $   471,449        $ 2,048,559
Accounts payable - trade                                            5,548,224          5,548,224
Accounts payable - affiliate                                        4,253,202             27,322
                                                                  -----------        -----------
       Total liabilities                                           10,272,875          7,624,105
Minority interest in limited partnership                              547,499         10,074,447
Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and ou                      105,710            105,710
   Capital in excess of par value                                   1,281,548          1,281,548
   Retained earnings                                               36,179,661         36,173,606
                                                                  -----------        -----------
         Total shareholders' equity                                37,566,919         37,560,864
                                                                  -----------        -----------
                                                                  $48,387,293        $55,259,416
                                                                  ===========        ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                 2001                    2000
                                                                              ----------              ----------
Revenue
   Interest income                                                            $   44,822              $   69,596
   Other                                                                             ---                   1,876
                                                                              ----------              ----------
                                                                                  44,822                  71,472
Operating expenses
   General and administrative                                                        752                     607
   Other operating expenses                                                          ---                   7,500
   Legal and professional fees                                                     8,907                   3,209
                                                                              ----------              ----------
       Total operating expenses                                                    9,659                  11,316
                                                                              ----------              ----------
Earnings from operations                                                          35,163                  60,156

Other expenses
   Interest expense                                                              (29,108)                (52,839)
                                                                              ----------              ----------
Earnings before income taxes                                                       6,055                   7,317

Income tax benefit (expense)
   Deferred                                                                          ---                     ---
   Current                                                                           ---                     ---
                                                                              ----------              ----------
       NET EARNINGS                                                           $    6,055              $    7,317
                                                                              ==========              ==========
Earnings per share                                                            $      ---              $      ---
                                                                              ==========              ==========
Weighted average shares outstanding                                           10,570,944              10,570,944
                                                                              ==========              ==========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                 2001                    2000
                                                                             -----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $     6,055              $    7,317
     Adjustments to reconcile net income to net cash
       provided by operating activities
       Minority interest in limited partnership                                      ---                     (10)
     Increase (decrease) in
       Accounts payable - affiliate                                                  ---                  20,000
                                                                             -----------              ----------
           Net cash provided by operating activities                               6,055                  27,307

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                            1,584,329                  11,065
                                                                             -----------              ----------
           Net cash provided by investing activities                           1,584,329                  11,065

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                 (1,577,110)                (27,816)
                                                                             -----------              ----------
           Net cash used for financing activities                             (1,577,110)                (27,816)
                                                                             -----------              ----------
Net increase in cash and cash equivalents                                         13,274                  10,556

Cash and cash equivalents at beginning of period                                  44,679                     550
                                                                             -----------              ----------

Cash and cash equivalents at end of period                                   $    57,953              $   11,106
                                                                             ===========              ==========

Noncash investing and financing activities:

    Exchange of account payable from affiliate for minority interest in subsidiary and effective writedown of investment due to application of purchase method of accounting for the acquisition of
      minority interest                                                      $ 4,225,879              $      ---

    Exchange of account payable from affiliate for
      a note payable from affiliate                                          $       ---              $3,390,010


                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE B - ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

         The Company acquired the 17.4% ownership interest of Carmel Realty Services, Ltd., a consolidated subsidiary, from a related party in exchange for a payable to the related party in the amount of $4,225,879. This acquisition increases the Company's ownership interest in Carmel Realty Services, Ltd. from 81.6% to 99%. This subsidiary will continue to be consolidated with the Company.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

Revenues decreased to $44,822 versus prior year of $71,472. The decrease was due to lower interest income. Total operating expenses decreased to $9,659 in 2001 from $11,316 in 2000.

The decrease in interest expense was due to lower debt.

Financial Condition and Liquidity

At March 31, 2001, the Company had total assets of $48,387,293 compared to $55,259,416 at December 31, 2000. The decrease in total assets resulted primarily from the write-down of investments due to the application of the purchase method of accounting for the acquisition of the minority interest. Cash and cash equivalents were $57,953.

Total liabilities were $10,272,875 versus $7,624,105 at December 31, 2000.

Part II Other Information

     Item 6.    Exhibits and Reports on Form 8 - K

       (a)    Exhibits - none

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST EQUITY PROPERTIES, INC.


May 11, 2001                      /s/ F. Terry Shumate, Director,
                                      Vice President, Secretary and Treasurer