Form 10-Q
period 2001-06-30
FIRST EQUITY PROPERTIES INC
filed 2001-08-07
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from       to


Commission file number                  0-11777
                       ---------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                 Nevada                                       95-6799846
                 ------                                -------------------------
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

Yes   X   .    No
    -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 2001, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 2001


                                      INDEX


Part I Financial Information:                                                                      Page No.

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       June 30, 2001 (Unaudited) and December 31, 2000..................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Six Months Ended June 30, 2001 and 2000.........................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Six Months Ended June 30, 2001 and 2000..........................................................5

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

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................7

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                   June 30, 2001  December 31,
                                                                    (Unaudited)       2000
                                                                   ------------   ------------
Cash and cash equivalents                                          $      8,492   $     44,679
Investments                                                          45,836,720     51,137,790
Accounts receivable - affiliate                                       1,466,415        966,359
Notes receivable                                                        585,000      3,110,588
                                                                   ------------   ------------

                                                                   $ 47,896,627   $ 55,259,416
                                                                   ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Notes payable                                                      $         --   $  2,048,559
Accounts payable - trade                                              5,548,224      5,548,224
Accounts payable - affiliate                                          4,330,003         27,322
                                                                   ------------   ------------

       Total liabilities                                              9,878,227      7,624,105

Minority interest in limited partnership                                547,499     10,074,447

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding               105,710        105,710
   Capital in excess of par value                                     1,281,548      1,281,548
   Retained earnings                                                 36,083,643     36,173,606
                                                                   ------------   ------------

         Total shareholders' equity                                  37,470,901     37,560,864
                                                                   ------------   ------------

                                                                   $ 47,896,627   $ 55,259,416
                                                                   ============   ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                           Three  months ended June 30,     Six months ended June 30,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Revenue
   Interest income                         $      4,073    $     72,909    $     48,895    $    142,505
   Other                                             --             756              --           2,632
                                           ------------    ------------    ------------    ------------
                                                  4,073          73,665          48,895         145,137
Operating expenses
   General and administrative                       835              --           1,587             607
   Other operating expenses                          --              --              --           7,500
   Legal and professional fees                   22,456          32,671          31,363          35,880
   Bad debt expense                              76,800              --          76,800              --
                                           ------------    ------------    ------------    ------------

          Total operating expenses              100,091          32,671         109,750          43,987
                                           ------------    ------------    ------------    ------------

Income (loss) from operations                   (96,018)         40,994         (60,855)        101,150

Other expenses
   Interest expense                                  --        (165,190)        (29,108)       (218,029)
                                           ------------    ------------    ------------    ------------

          Net loss                         $    (96,018)   $   (124,196)   $    (89,963)   $   (116,879)
                                           ============    ============    ============    ============

Loss per share                             $       (.01)   $       (.01)   $       (.01)   $       (.01)
                                           ============    ============    ============    ============

Weighted average shares outstanding          10,570,944      10,570,944      10,570,944      10,570,944
                                           ============    ============    ============    ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                2001           2000
                                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $   (89,963)   $  (116,879)
     Adjustments to reconcile net income to net cash
       used for operating activities
       Bad debt expense                                                          76,800             --
       Minority interest in limited partnership                                      --           (456)
       Increase in accounts payable - affiliate                                      --        125,823
       Increase in accounts receivable - affiliate                             (500,053)      (765,036)
                                                                            -----------    -----------

           Net cash used for operating activities                              (513,216)      (756,548)

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                           2,525,588         18,821
                                                                            -----------    -----------

           Net cash provided by investing activities                          2,525,588         18,821

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                             (2,048,559)       802,194
   Payments on long term debt                                                        --        (56,174)
                                                                            -----------    -----------

           Net cash provided by (used for) financing activities              (2,048,559)       746,020
                                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                            (36,187)         8,293

Cash and cash equivalents at beginning of period                                 44,679            550
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $     8,492    $     8,843
                                                                            ===========    ===========


Noncash investing and financing activities:

   Exchange of account payable from affiliate for
     minority interest in subsidiary and effective
     writedown of investment due to application of
     purchase method of accounting for the
     acquisition of minority interest                                       $ 4,225,879    $        --

   Exchange of account payable from affiliate for
     a note payable from affiliate                                          $        --    $ 3,495,833

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

NOTE B - ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

         The Company acquired the 17.4% ownership interest of Carmel Realty Services, Ltd., a consolidated subsidiary, from a related party in exchange for a payable to the related party in the amount of $4,225,879. This acquisition increases the Company's ownership interest in Carmel Realty Services, Ltd., a partnership with no active business or management contracts, from 81.6% to 99%. This subsidiary will continue to be consolidated with the Company.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Revenues decreased to $4,073 versus prior year of $73,665. The decrease was due to lower interest income resulting from the paydown of a note receivable. Total operating expenses increased to $100,091 in 2001 from $32,671 in 2000 due to higher bad debt expense. Interest expense decreased due to a note payoff in prior year.

Results of Operations

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Revenues decreased to $48,895 versus prior year of $145,137. The decrease was due to lower interest income due to the paydown of a note receivable. Total operating expenses increased to $109,750 in 2001 from $43,987 in 2000 primarily due to higher bad debt expense.

Financial Condition and Liquidity

At June 30, 2001, the Company had total assets of $47,896,627 compared to $55,259,416 at December 31, 2000. The decrease in total assets resulted primarily from the write-down of investments due to the application of the purchase method of accounting for the acquisition of the minority interest. Cash and cash equivalents were $8,492.

At June 30, 2001 the Company had total illiquid investments of $45,836,720 which consists of preferred stock of Realty Advisors, Inc., an affiliated company.

Total liabilities were $9,878,227 versus $7,624,105 at December 31, 2000.

Part II Other Information

     Item 6.    Exhibits and Reports on Form 8-K

       (a)    Exhibits - None

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST EQUITY PROPERTIES, INC.


     August 6, 2001                    /s/ Ronald E. Kimbrough, Vice President,
                                           Secretary, and Treasurer