Form 10-Q
period 2001-09-30
FIRST EQUITY PROPERTIES INC
filed 2001-11-14
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

              1800 Valley View Lane, Suite 160, Dallas, Texas 75234
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes   X  .    No
    -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of September 30, 2001, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                               September 30, 2001


                                      INDEX


Part I Financial Information:                                                                      Page No.
   Item 1. Financial Statements

     Consolidated Balance Sheets
       September 30, 2001 (Unaudited) and December 31, 2000.............................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Nine Months Ended September 30, 2001 and 2000...................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Nine Months Ended September 30, 2001 and 2000....................................................5

     Notes to Consolidated Financial Statements.........................................................7

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................8

Part II Other Information:

   Item 6. Exhibits and Reports on Form 8-K.............................................................9

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                             ASSETS

                                                            September 30, 2001      December 31,
                                                                (Unaudited)             2000
                                                            ------------------      ------------
Cash and cash equivalents                                      $      5,570         $     44,679
Investments                                                      46,421,720           51,137,790
Accounts receivable - affiliate                                     753,391              966,359
Notes receivable                                                         --            3,110,588
                                                               ------------         ------------

                                                               $ 47,180,681         $ 55,259,416
                                                               ============         ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                                  $         --         $  2,048,559
Accounts payable - trade                                          5,548,224            5,548,224
Accounts payable - affiliate                                      3,616,980               27,322
                                                               ------------         ------------

       Total liabilities                                          9,165,204            7,624,105

Minority interest in limited partnership                            547,499           10,074,447

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding           105,710              105,710
   Capital in excess of par value                                 1,281,548            1,281,548
   Retained earnings                                             36,080,720           36,173,606
                                                               ------------         ------------

         Total shareholders' equity                              37,467,978           37,560,864
                                                               ------------         ------------

                                                               $ 47,180,681         $ 55,259,416
                                                               ============         ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                     Three  months ended September 30,   Nine months ended September 30,
                                           2001             2000              2001             2000
                                       ------------     ------------      ------------     ------------
Revenue
   Interest income                     $        111     $     70,077      $     49,006     $    212,582
   Other                                         --               35                --            2,667
                                       ------------     ------------      ------------     ------------
                                                111           70,112            49,006          215,249

Operating expenses
   General and administrative                 1,363            5,187             2,950            5,794
   Other operating expenses                      --               --                --            7,500
   Legal and professional fees                1,671            9,739            33,034           45,619
   Bad debt expense                              --               --            76,800               --
                                       ------------     ------------      ------------     ------------
          Total operating expenses            3,034           14,926           112,784           58,913
                                       ------------     ------------      ------------     ------------

Income (loss) from operations                (2,923)          55,186           (63,778)         156,336

Other expenses
   Interest expense                              --          (47,709)          (29,108)        (265,738)
                                       ------------     ------------      ------------     ------------
          Net loss                     $     (2,923)    $      7,477      $    (92,886)    $   (109,402)
                                       ============     ============      ============     ============
Loss per share                         $         --     $         --      $       (.01)    $       (.01)
                                       ============     ============      ============     ============
Weighted average shares outstanding      10,570,944       10,570,944        10,570,944       10,570,944
                                       ============     ============      ============     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                          2001              2000
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $    (92,886)     $   (109,402)
     Adjustments to reconcile net income to net cash
       used for operating activities
       Bad debt expense                                                     76,800                --
       Minority interest in limited partnership                                 --              (491)
       Increase in accounts receivable - affiliate                        (500,052)         (939,036)
       Increase in accounts payable - affiliate                                 --           125,823
       Decrease in income taxes payable                                         --           (72,000)
                                                                      ------------      ------------

           Net cash used for operating activities                         (516,138)         (995,106)

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                      2,525,588           329,404
                                                                      ------------      ------------

           Net cash provided by investing activities                     2,525,588           329,404

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - related parties                                --           879,087
   Payments on long term debt                                           (2,048,559)         (157,008)
                                                                      ------------      ------------

           Net cash provided by (used for) financing activities         (2,048,559)          722,079
                                                                      ------------      ------------
Net increase (decrease) in cash and cash equivalents                       (39,109)           56,377

Cash and cash equivalents at beginning of period                            44,679               550
                                                                      ------------      ------------

Cash and cash equivalents at end of period                            $      5,570      $     56,927
                                                                      ============      ============

Noncash investing and financing activities:

   Exchange of account payable from affiliate for minority
     interest in subsidiary and effective writedown of
     investment due to application of purchase method of
     accounting for the acquisition of minority interest              $  4,225,879      $         --

   Exchange of a note receivable for investment in
     preferred stock of an affiliate                                  $    585,000      $         --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                           2001             2000
                                                       ------------     ------------
Exchange of investment in preferred stock of
  an affiliate for a note payable from affiliate       $         --     $  4,374,920

Exchange of account payable from affiliate
  for a note payable from affiliate                    $         --     $  3,495,833

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


Item 2.  Managements Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Revenues decreased to $111 versus prior year of $70,112. The decrease was due to lower interest income resulting from the paydown of a note receivable. Total operating expenses decreased from $14,926 in 2000 to $3,034 in 2001.

Interest expense decreased due to a note payoff in prior year.

Results of Operations

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenues decreased to $49,006 versus prior year of $215,249. The decrease was due to lower interest income due to the paydown of a note receivable. Total operating expenses increased to $112,784 in 2001 from $58,913 in 2000 primarily due to higher bad debt expense.

Financial Condition and Liquidity

At September 30, 2001, the Company had total assets of $47,180,681 compared to $55,259,416 at December 31, 2000. The decrease in total assets resulted primarily from the write-down of investments due to the application of the purchase method of accounting for the acquisition of the minority interest. Cash and cash equivalents were $5,570.

At September 30, 2001 the Company had total illiquid investments of $46,421,720 which consists mainly of preferred stock of Realty Advisors, Inc., an affiliated company.

Total liabilities were $9,165,204 versus $7,624,105 at December 31, 2000.

Part II Other Information

     Item 6. Exhibits and Reports on Form 8 - K

       (a) Exhibits - None

       (b) Reports on Form 8-K - None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRST EQUITY PROPERTIES, INC.


     November  12, 2001               /s/ Ronald E. Kimbrough, Vice President,
                                      Secretary, and Treasurer