Form 10-K
period 2001-12-31
FIRST EQUITY PROPERTIES INC
filed 2002-03-28
CIK 726516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    --------------

                                       0-11777
                COMMISSION FILE NUMBER --------

                          FIRST EQUITY PROPERTIES, INC.

             (Exact name of registrant as specified in its charter)

                     Nevada                                      95-6799846

          State of other jurisdiction of                      (I.R.S. Employer
          incorporation or organization                      Identification No.)

         1800 Valley View Lane, Suite 100                           75234

     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    214 750-5800

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
               None


           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] No [ ]

         As of March 22, 2002, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed to be affiliated, but the aggregate market value of such shares held by non-affiliates is not ascertainable since no trading market presently exists for the shares of common stock.

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

TRANSACTION OF SUCCESSION.

         FEPI is the successor-in-interest to Wespac Investors Trust III, a California real estate investment trust ("WESPAC") originally established August 22, 1983 which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Wespac was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the "1988 Reorganization") which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled IN RE:
WESPAC INVESTORS TRUST III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the "1994 Reorganization"). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the " Modified Plan"). Pursuant to the Modified Plan, and shareholders' approval, Wespac was converted from a California business trust into a Nevada corporation, coupled with a change of the name of the resulting entity. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of Wespac became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree which closed the 1994 Reorganization. See "Item 3. Legal Proceedings."

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

         During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which "wraps" certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank. During March 2001, the underlying indebtedness to U.S. Bank was paid in full through a refinancing of the properties and the contract for deed satisfied; at that time, FEPI ceased to hold any record title to the real property and received second lien notes for the balances owed.

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

PROPERTY MANAGEMENT

         Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation ("Carmel"), and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL"). In 2001, the Company acquired another 17.4% interest in CRSL for $4,225,879. The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation ("BCM") which is the contractual advisor to and for performs administrative services for three other publicly held entities which are engaged in the real estate business. See also "Item 12. Certain Relationships and Related Transactions." Carmel is engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintained the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate through September 30, 1999. CRSL managed multi-family portfolios which included over 32,000 multi-family units through seven third-party regional management companies through September 30, 1999.

         Both Carmel and CRSL provided management services primarily to four publicly-traded real estate entities throughout the continental United States through September 30, 1999. Under such arrangements Carmel or CRSL received a fee of 5% or less of the monthly gross rents collected on the properties under Management. CRSL subcontracted with other entities for the provision of property level services. All property management contracts pursuant to which Carmel and CRSL provided management services to the four publicly-traded real estate entities are subject to cancellation on 30 days' written notice. Carmel and CRSL have not expended any significant sum during each of the last two fiscal years on research and development activities. Effective October 1, 1999, the four publicly traded real estate entities transferred management of substantially all of their properties to another entity.

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

         At March 22, 2002, Carmel and CRSL had no employees.

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

ITEM 2. PROPERTIES.

         The Company's principal offices are located at 1800 Valley View Lane, Suite 100, Dallas, Texas 75234. In the opinion of the Company's management, the Company's offices are suitable and adequate for its present operations.

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

         As of March 22, 2002, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated historical financial data presented below for the five fiscal years ended December 31, 2001 and the period from June 15, 1996 (fresh start) through December 31, 1996 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, (iii) the transaction of succession, and
(iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. In 2001, the Company acquired another 17.4% interest in CRSL for $4,225,879. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                     Year Ended                                      Period June
                                                                    December 31,                                     15, 1996 to
CONSOLIDATED STATEMENT OF             --------------------------------------------------------------------------      December
OPERATIONS DATA:                          2001           2000           1999            1998           1997           31, 1996
                                      -----------   ------------    ------------    ------------    ------------    ------------
Revenues                              $   153,614   $    285,733    $ 19,638,650    $ 35,563,209    $ 33,370,720    $  1,475,831
Operating Costs                                --             --      15,234,044      16,300,214       8,381,325       1,484,023
General and Administrative                121,420         70,554       1,655,537       1,472,368       1,658,681         101,554
Loss on sale of assets                         --             --         (97,128)     (1,152,206)             --              --
Interest Expense                           29,107        326,471         448,477         486,730         399,368         209,946
Earnings (loss) before income taxes         3,087       (111,292)      2,203,464      16,151,691      22,931,346        (319,692)
Income tax expense (current)                   --             --         200,906         (93,623)       (596,215)             --
Income tax (expense) benefit
(deferred)                                     --             --              --      (5,300,000)      5,300,000              --
                                      -----------   ------------    ------------    ------------    ------------    ------------

Net Earnings (loss)                   $     3,087   $   (111,292)   $  2,002,558    $ 10,758,068    $ 27,635,131    $   (319,692)
                                      -----------   ------------    ------------    ------------    ------------    ------------
Net Earnings (loss) per share         $      0.00   $      (0.01)   $       0.19    $       1.02    $       2.61    $      (0.03)
                                      -----------   ------------    ------------    ------------    ------------    ------------
Weighted Average Shares
Outstanding                            10,570,944     10,570,944      10,570,944      10,570,944      10,570,944      10,570,944

                                                                     Year Ended                                      Period June
                                                                    December 31,                                     15, 1996 to
CONSOLIDATED BALANCE                  --------------------------------------------------------------------------      December
SHEET DATA:                               2001           2000           1999            1998           1997           31, 1996
                                      -----------   ------------    ------------    ------------    ------------    ------------
Total Assets                          $47,282,650   $ 55,259,416    $ 58,970,877    $ 51,698,791    $ 74,148,980    $  5,822,865
Short Term Debt                         9,171,201      7,624,105      11,224,274       4,336,145       3,951,906         879,761
Long Term Debt                                 --             --              --       2,776,336       2,830,913       3,875,538
Stockholders' Equity                   37,563,951     37,560,864      37,672,156      35,669,598      61,202,697       1,067,566
Minority Interest in Subsidiary           547,498     10,074,447      10,074,447       8,916,712       6,163,464              --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had total assets of $47,282,650. Of that amount $8,985 was held in cash. The Company had no long-term debt at December 31, 2001.

RESULTS OF OPERATIONS

         Net earnings was $3,087 in 2001 compared to prior year loss of $111,292. The improvement resulted from lower interest expense due to mortgage loan payoffs.


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

         Based upon the Company's market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2001, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of such date.

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

         The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director within the last twelve months and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See "Item 13. Certain Relationships and Related Transactions." On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. A vacancy exists on the Board of Directors following the resignation effective February 7, 2002 of Karl Blaha.


      NAME                       AGE         POSITION WITH THE COMPANY
Ronald E. Kimbrough              49         Vice President and Treasurer
Ken Joines                       34         Secretary

         Ronald E. Kimbrough is acting Principal Executive Officer (since February 2002), and Executive Vice President and Chief Financial Officer (since January 2002) of American Realty Investors, Inc. ("ARL"), a New York Stock Exchange listed entity engaged in real estate; Executive Vice President and Chief Financial Officer (since January 2002) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Income Opportunity Realty Investors, Inc. ("IORI"), a publicly-held REIT, Transcontinental Realty Investors, Inc. ("TCI"), a publicly-held company; Controller (September 2001 - January 2002) of BCM; Vice President and Treasurer (January 1998 - September 2001) of Syntek West, Inc., a real estate company, and One Realco Corporation ("One Realco") a real estate company.

         Ken Joines is Vice President and Director (since April 2001) of Syntek West, Inc., a real estate company based in Dallas, Texas; for more than five years prior thereto through March 2001, Mr. Joines was employed by Whitson Management Group, a fee-only financial planning and business consulting firm based in Phoenix, Arizona, in various financial advisory capacities, the last of which was as Vice President and Chief Financial Officer.

         There are no family relationships among the directors or executive officers of the Company.

MEETINGS AND COMMITTEES OF DIRECTORS

         The Company's Board of Directors acted upon five matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2001, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

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


                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL        PERCENT OF
 TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP            CLASS
Shares of Common         Nevada Sea Investments, Inc.         5,285,472 shares          50%
Stock, par value         1800 Valley View Lane
$0.01 per share          Suite 100
                         Dallas, Texas 75234

Shares of Common         Greenbriar Corporation               2,642,736 shares          25%
Stock, par value         4265 Kellway Circle
$0.01 per share          Dallas, Texas 75248

---------
(1) Based on 10,570,944 shares of common stock outstanding on March 22, 2002.

         As of March 15, 2002, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:


                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL        PERCENT OF
 TITLE OF CLASS      NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP          CLASS(a)
Shares of Common         Ronald E. Kimbrough                       none                none
Stock, par value         1800 Valley View Lane, Suite 100
$0.01 per share          Dallas, Texas 75234

Shares of Common         Ken Joines                                none                none
Stock, par value         1800 Valley View Lane, Suite 100
$0.01 per share          Dallas, Texas 75234

Shares of Common         All officers and directors as a group     none                none
Stock, par value
$0.01 per share

---------
(a) Based on 10,570,944 shares of common stock outstanding on March 22, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 25, 1996, in connection with the Confirmed Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. During 1999, the Company repaid all amounts advanced together with interest at the rate of 8% per annum.

         Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation ("Carmel") and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate purchase price of $22,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the "Series A Preferred Stock"). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. In 2001, the Company acquired another 17.4% interest in CRSL for $4,225,879. See "Item 1. Business," for a brief description of businesses of Carmel and CRSL and see the Notes to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from Syntek West, Inc.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements. The following documents are filed as part of this report:


                                                                          Page
                                                                          ----
1. Consolidated Financial Statements.

Independent auditor's report                                              F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000              F-2

Consolidated Statements of Operations for the three years
ended December 31, 2001                                                   F-3

Consolidated Statements of Changes in Shareholders' Equity
for the three years ended December 31, 2001                               F-4

Consolidated Statements of Cash Flows for the three years
ended December 31, 2001                                                   F-5

Notes to Consolidated Financial Statements                                F-6

2. Financial Statement Schedules.

         All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a) Reports on Form 8-K. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:


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

       EXHIBIT
     DESIGNATION                   DESCRIPTION OF EXHIBIT
     -----------                   ----------------------
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


---------
* filed herewith

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                            FIRST EQUITY PROPERTIES, INC.

Dated: March 25, 2002

                                            By /s/ RONALD E. KIMBROUGH
                                               ---------------------------------
                                               Ronald E. Kimbrough, Director,
                                               Vice President and Treasurer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


/s/ RONALD E. KIMBROUGH  Director, Vice                      March 25, 2002
-----------------------  President and Treasurer
Ronald E. Kimbrough      (Principal Executive
                         and Financial and
                         Accounting Officer)




/s/ KEN JOINES           Director and Secretary              March 25, 2002
------------------
Ken Joines

                          INDEX TO FINANCIAL STATEMENTS


                                                                                      Page
                                                                                      ----
INDEPENDENT AUDITOR'S REPORT                                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets as of December 31, 2001 and 2000                                  F-2

     Statements of operations for the years ended December 31, 2001, 2000 and 1999    F-3

     Statements of changes in shareholders' equity for the years ended
       December 31, 2001, 2000 and 1999                                               F-4

     Statements of cash flows for the years ended December 31, 2001, 2000 and 1999    F-5

     Notes to financial statements                                                    F-6


All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.



March 25, 2002
Plano, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                          ASSETS
                                                               2001          2000
                                                           -----------   -----------
Cash and cash equivalents                                  $     8,985   $    44,679
Accounts receivable -- affiliate                               851,946       966,359
Investments                                                 46,421,719    51,137,790
Notes receivable                                                    --     3,110,588
                                                           -----------   -----------

                                                           $47,282,650   $55,259,416
                                                           ===========   ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable                                              $        --   $ 2,048,559
Accounts payable -- trade                                    5,548,224     5,548,224
Accounts payable -- affiliate                                3,622,977        27,322
                                                           -----------   -----------

         Total liabilities                                   9,171,201     7,624,105

Minority interest in subsidiary                                547,498    10,074,447

Shareholders' equity
  Preferred stock, $.01 par value; 4,960,000 shares
     authorized; none issued or outstanding                         --            --
  Common stock, $0.01 par, 40,000,000 shares authorized,
    10,570,944 shares issued and outstanding                   105,710       105,710
  Capital in excess of par value                             1,281,548     1,281,548
  Retained earnings                                         36,176,693    36,173,606
                                                           -----------   -----------

         Total shareholders' equity                         37,563,951    37,560,864
                                                           -----------   -----------

                                                           $47,282,650   $55,259,416
                                                           ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                                          2001            2000             1999
                                      ------------    ------------    ------------
Revenue
   Commissions                        $         --    $         --    $ 10,061,286
   Management fees                         104,591              --       5,431,460
   Consulting fees                              --              --       2,748,452
   Other                                        --           1,566       1,093,872
   Interest                                 49,023         284,167         303,580
                                      ------------    ------------    ------------

                                           153,614         285,733      19,638,650
Operating expenses
   Consulting fees                              --              --       5,308,225
   Salaries and wages                           --              --       4,361,715
   Goodwill amortization                        --              --       2,819,995
   General and administrative                9,669          24,241       1,655,537
   Minority interest in earnings
     of subsidiary                              --              --       1,157,732
   Insurance and taxes                          --              --         894,669
   Legal and accounting                     34,951          46,313         307,313
   Other operating expenses                     --              --         201,020
   Depreciation and amortization                --              --         100,729
   Telephone and utilities                      --              --          56,998
   Repairs and maintenance                      --              --          20,238
   Bad debt expense                         76,800              --              --
   Advertising and promotion                    --              --           5,410
                                      ------------    ------------    ------------

         Total operating expenses          121,420          70,554      16,889,581
                                      ------------    ------------    ------------

Earnings from operations                    32,194         215,179       2,749,069

Other expenses
     Interest expense                      (29,107)       (326,471)       (448,477)
                                      ------------    ------------    ------------

Earnings (loss) before income taxes
     and loss on sale of assets              3,087        (111,292)      2,300,592

Loss on sale of assets                          --              --         (97,128)
                                      ------------    ------------    ------------

Earnings (loss) before income taxes          3,087        (111,292)      2,203,464

Income tax benefit (expense)
     Current                                    --              --        (200,906)
     Deferred                                   --              --              --
                                      ------------    ------------    ------------
                                                --              --        (200,906)
                                      ------------    ------------    ------------

         NET EARNINGS (LOSS)          $      3,087    $   (111,292)   $  2,002,558
                                      ============    ============    ============

Earnings (loss) per share             $       0.00    $       (.01)   $        .19
                                      ============    ============    ============

Weighted average shares outstanding     10,570,944      10,570,944      10,570,944
                                      ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999



                                       Common Stock       Preferred Stock    Capital      Retained
                                  ---------------------   ---------------   in excess     earnings        Total
                                    Shares      Amount    Shares   Amount     of par      (deficit)       equity
                                  ----------   --------   ------   ------   ----------   -----------    -----------
Balances at January 1, 1999       10,570,944    105,710       --       --    1,281,548    34,282,340     35,669,598
Net earnings                              --         --       --       --           --     2,002,558      2,002,558
                                  ----------   --------   ------   ------   ----------   -----------    -----------
Balances at December 31, 1999     10,570,944    105,710       --       --    1,281,548    36,284,898     37,672,156
Net loss                                  --         --       --       --           --      (111,292)      (111,292)
                                  ----------   --------   ------   ------   ----------   -----------    -----------
Balances at December 31, 2000     10,570,944   $105,710       --       --   $1,281,548   $36,173,606    $37,560,864
Net earnings                              --         --       --       --           --         3,087          3,087
                                  ----------   --------   ------   ------   ----------   -----------    -----------
Balances at December 31, 2001     10,570,944   $105,710       --       --   $1,281,548   $36,176,693    $37,563,951
                                  ==========   ========   ======   ======   ==========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Year Ended December 31, 2001, 2000 and 1999

                                                            2001            2000             1999
                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                                    $      3,087    $   (111,292)   $  2,002,558
   Adjustments to reconcile net earnings
     (loss) to net cash used for operating activities
   Depreciation and amortization                                  --              --         100,729
   Minority interest                                              --              --       1,157,735
   Loss on sale of assets and write-off                       76,800              --       2,897,133
   Gain on forgiveness of debt                                    --              --        (214,707)
   (Increase) decrease in
       Accounts receivable -- trade                               --              --        (483,280)
       Deferred tax asset                                         --              --              --
       Accounts receivable -- affiliate                     (598,609)       (966,359)      3,304,283
       Prepaid expenses and other assets                          --              --          (1,885)
   Increase (decrease) in
       Accounts payable                                           --              --       6,099,751
       Accounts payable -- affiliate                           5,999         153,145     (15,348,123)
       Accrued expenses                                           --              --         217,553
       Accrued interest -- affiliate                              --          77,117              --
       Income taxes payable                                       --         (72,000)       (166,500)
       Other                                                      --              --          75,444
                                                        ------------    ------------    ------------

  Net cash used for operating activities                    (512,723)       (919,389)       (359,309)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of investment                               --              --         525,000
   Purchase of property and equipment                             --              --         (54,105)
   Sale of motels and equipment                                   --              --              --
   Payments received on notes receivable                   2,525,588         347,029         121,568
                                                        ------------    ------------    ------------

Net cash provided by investing activities                  2,525,588         347,029         592,463

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable -- affiliate                       --         801,970              --
   Payments on long-term debt                             (2,048,559)       (185,481)       (558,303)
                                                        ------------    ------------    ------------

Net cash provided by (used for) financing activities      (2,048,559)        616,489        (558,303)
                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents         (35,694)         44,129        (325,149)

Cash and cash equivalents at beginning of period              44,679             550         325,699
                                                        ------------    ------------    ------------

Cash and cash equivalents at end of period              $      8,985    $     44,679    $        550
                                                        ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999


NOTE A -- HISTORY

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

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

NOTE D -- ACCOUNTS RECEIVABLE -- AFFILIATES

                                   2001       2000
                                 --------   --------
RBA Partners                     $     --   $682,831
Basic Capital Management, Inc.    500,000         --
TRS, Ltd. and other                68,418         --
Regis Realty                      283,528    283,528
                                 --------   --------

                                 $851,947   $966,359
                                 ========   ========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE E -- INVESTMENTS

         The investment in Realty Advisors, Inc. preferred stock at December 31, 2001 and 2000 is $45,836,719 and $51,137,790, respectively, and represents 464,889 and 464,889 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company who invests in real estate directly and indirectly through investments in real estate entities. At June 30, 2001, Realty Advisors, Inc. had total assets of $232,085,955, total liabilities of $114,390,762 and total shareholders equity of $117,695,193. The decrease in the value of the preferred stock resulted from the application of the purchase method of accounting for the acquisition of the minority interest of the subsidiary which holds the preferred stock. The Company acquired all but a 1% minority interest from a related party in Carmel Realty Services, Ltd. The Company paid $4,225,879 for the 17.4% interest.

         Investments at December 31, 2001 includes 58,500 shares of preferred stock in North American Mortgage, a related party, valued at $585,000. The shares have a par value of $10, are non-voting shares with a liquidation value of $10 per share and do not earn dividends.

NOTE F -- NOTES PAYABLE

                                                                   2001         2000
                                                                ----------   ----------
         Mortgage notes payable to a bank, bearing interest
         at 3.5% in excess of the U.S. T-Bill rate (as
         defined), payable in monthly installments of
         $26,886 including interest through maturity on
         April 1, 2000; subsequently extended,
         collateralized by certain motel property and
         equipment.                                             $       --   $2,048,559

NOTE G -- NOTES PAYABLE -- AFFILIATE

         The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE H -- INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2001, 2000 and 1999 as a result of the following:

                                      2001        2000       1999
                                   ---------   ---------   ---------
Computed expected tax expense      $      --   $      --   $ 749,178
Alternative minimum tax credit            --          --    (677,334)
Miscellaneous timing differences          --          --     129,062
                                   ---------   ---------   ---------
                                   $      --   $      --   $ 200,906
                                   =========   =========   =========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE I -- RELATED PARTY TRANSACTIONS

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE J -- FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 follow:

                                                2001                        2000
                                    -------------------------   -------------------------
                                      Carrying       Fair         Carrying        Fair
                                       Amount        Value         Amount         Value
                                    -----------   -----------   -----------   -----------
Accounts receivable -- affiliates   $   851,946   $   851,946   $   966,359   $   966,359
Investments                          46,421,719    46,421,719    51,137,790    51,137,790
Note receivable                              --            --     3,110,588     3,110,588
Notes payable                                --            --     2,048,559     2,048,559

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

NOTE K -- COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions incidental to its business. In Management's opinion, none of these actions will have a material adverse effect on the Company's financial position.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE L -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                     2001           2000           1999
                                                ------------   ------------   ------------
Cash paid during the year for:
  Interest                                      $     29,107   $    221,000   $         --
  Income taxes                                            --         76,000        367,009

Noncash investing and financing activities:
  Exchange of account payable from affiliate
       for minority interest in subsidiary         4,225,879             --             --
  Effective writedown of investment due to
       application of purchase method of
       accounting for the acquisition of
       minority interest                           5,301,071             --             --
  Exchange of a note receivable for an
       investment in preferred stock of
       an affiliate                                  585,000             --             --
  Note payable exchanged for
       amounts due to affiliate                           --      3,495,833             --
  Stock issued to company to retire debt                  --             --     15,560,710
  Preferred stock investment exchanged
       for notes payable                                  --      4,374,920             --

Details of sale of Carmel Property Management
  Sales price                                             --             --        283,528
  Assets sold                                             --             --     (2,162,144)
  Liabilities transferred                                 --             --      1,878,616
                                                ------------   ------------   ------------
  Net cash from sale                            $         --   $         --   $         --
                                                ============   ============   ============

NOTE M -- EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $-0-, $-0- and $9,923 in 2001, 2000 and 1999, respectively.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE N -- BUSINESS SEGMENTS

         In 1999, the Company's operations have been classified into two business segments: property management and real estate brokerage. These segments have separate financial information and, to a large extent, separate management and operating groups. Property management relates to services rendered primarily to five publicly-traded real estate entities, in connection with the management of commercial real property, including retail centers, office buildings, industrial properties and hotels. Real estate brokerage relates to services rendered primarily to five publicly-traded real estate entities, in connection with locating, leasing and purchasing real estate. Summarized financial data by segment for 2001, 2000 and 1999 is as follows:

                                                                     2001
                             ----------------------------------------------------------------------------------
                             Hospitality     Property    Real Estate                Adjustments
                               Business     Management     Brokerage     Other     & Eliminations  Consolidated
                             -----------   -----------   -----------   ----------- --------------  ------------
Revenues                     $        --   $   104,591   $        --   $    49,023   $        --   $   153,614
                             ===========   ===========   ===========   ===========   ===========
Operating profit             $        --   $        --   $        --   $        --   $        --   $   153,614
                             ===========   ===========   ===========   ===========   ===========
General corporate expenses                                                                             150,527
Loss before income taxes                                                                           $     3,087
                                                                                                   ===========

Identifiable assets          $        --   $        --   $        --                               $        --
                             ===========   ===========   ===========
Corporate assets                                                                                    47,282,650
                                                                                                   -----------
                                                                                                   $47,282,650
                                                                                                   ===========

         Corporate assets include cash and cash equivalents, notes receivable and investments.


                                                                     2000
                             ----------------------------------------------------------------------------------
                             Hospitality     Property    Real Estate                Adjustments
                               Business     Management     Brokerage     Other     & Eliminations  Consolidated
                             -----------   -----------   -----------   ----------- --------------  ------------

Revenues                     $        --   $        --   $        --   $   285,733   $        --   $    285,733
                             ===========   ===========   ===========   ===========   ===========
Operating profit             $        --   $        --   $        --   $        --   $        --   $         --
                             ===========   ===========   ===========   ===========   ===========
General corporate expenses                                                                              397,025
Loss before income taxes                                                                           $   (111,292)
                                                                                                   ============

Identifiable assets          $        --   $        --   $        --                               $         --
                             ===========   ===========   ===========
Corporate assets                                                                                     55,259,416
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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                        December 31, 2001, 2000 and 1999


NOTE N -- BUSINESS SEGMENTS -- CONTINUED


                                                                     1999
                             ----------------------------------------------------------------------------------
                             Hospitality     Property    Real Estate                Adjustments
                               Business     Management     Brokerage     Other     & Eliminations  Consolidated
                             -----------   -----------   -----------   ----------- --------------  ------------
Revenues                     $        --   $12,374,533   $10,061,286   $   505,756   $(3,322,915)  $ 19,618,660
                             ===========   ===========   ===========   ===========   ===========

Operating profit (loss)      $        --   $ 8,660,172   $ 7,041,273   $   505,756   $(3,322,915)  $ 12,884,286
                             ===========   ===========   ===========   ===========   ===========

General corporate expenses                                                                           (9,523,090)
Minority interest in
earnings of subsidiary                                                                               (1,157,732)
                                                                                                   ------------
Earnings before income taxes                                                                       $  2,203,464
                                                                                                   ============

Identifiable assets          $        --   $         --  $        --                               $         --
                             ===========   ============  ===========
Corporate assets                                                                                     58,970,877
                                                                                                   ------------
                                                                                                   $ 58,970,877
                                                                                                   ============

         Corporate assets include cash and cash equivalents, investments and deferred tax assets.

NOTE O -- COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2001, 2000, and 1999, the Company's comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

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


---------
* filed herewith