Form 10-Q
period 2002-03-31
FIRST EQUITY PROPERTIES INC
filed 2002-05-10
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number               0-11777
                                ------------------

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

Yes   X  .    No
    -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 2002, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 2002


                                      INDEX

Part I Financial Information:                                          Page No.

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       March 31, 2002 (Unaudited) and December 31, 2001......................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 2002 and 2001............................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 2002 and 2001............................5

     Notes to Consolidated Financial Statements..............................6

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................7

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K...............................7

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             March 31, 2002   December 31,
                                                              (Unaudited)        2001
                                                             --------------   ------------
Cash and cash equivalents                                     $     7,191     $     8,985
Accounts receivable - affiliate                                   885,265         851,946
Investments                                                    46,421,719      46,421,719
                                                              -----------     -----------

                                                              $47,314,175     $47,282,650
                                                              ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable - trade                                      $ 5,548,224     $ 5,548,224
Accounts payable - affiliate                                    3,612,977       3,622,977
                                                              -----------     -----------

       Total liabilities                                        9,161,201       9,171,201

Minority interest in limited partnership                          547,498         547,498

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding         105,710         105,710
   Capital in excess of par value                               1,281,548       1,281,548
   Retained earnings                                           36,218,218      36,176,693
                                                              -----------     -----------

         Total shareholders' equity                            37,605,476      37,563,951
                                                              -----------     -----------

                                                              $47,314,175     $47,282,650
                                                              ===========     ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)

                                           2002             2001
                                        -----------     ------------
Revenue
   Management fees                      $    44,959     $         --
   Interest income                               19           44,822
                                        -----------     ------------

                                             44,978           44,822
Operating expenses
   General and administrative                   852              752
   Legal and professional fees                2,601            8,907
                                        -----------     ------------

       Total operating expenses               3,453            9,659
                                        -----------     ------------

Earnings from operations                     41,525           35,163

Other expenses
   Interest expense                              --          (29,108)
                                        -----------     ------------

       NET EARNINGS                     $    41,525     $      6,055
                                        ===========     ============

Earnings per share                      $        --     $         --
                                        ===========     ============

Weighted average shares outstanding      10,570,944       10,570,944
                                        ===========     ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                      2002           2001
                                                                    --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                     $ 41,525      $     6,055
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
      (Increase) decrease in
       Accounts receivable - affiliate                               (33,319)              --
     Increase (decrease) in
       Accounts payable - affiliate                                  (10,000)              --
                                                                    --------      -----------

           Net cash provided by (used for) operating activities       (1,794)           6,055

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                       --        1,584,329
                                                                    --------      -----------

           Net cash provided by investing activities                      --        1,584,329

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                             --       (1,577,110)
                                                                    --------      -----------

           Net cash used for financing activities                         --       (1,577,110)
                                                                    --------      -----------

Net increase (decrease) in cash and cash equivalents                  (1,794)          13,274

Cash and cash equivalents at beginning of period                       8,985           44,679
                                                                    --------      -----------

Cash and cash equivalents at end of period                          $  7,191      $    57,953
                                                                    ========      ===========

Noncash investing and financing activities:

    Exchange of account payable from affiliate for
      minority interest in subsidiary and effective
      writedown of investment due to application of
      purchase method of accounting for the
      acquisition of minority interest                              $     --      $ 4,225,879

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2001.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Revenues were $44,978 versus prior year of $44,822. Total operating expenses decreased to $3,453 in 2002 from $9,659 in 2001.

The decrease in interest expense was due to debt payoff in 2001.

Financial Condition and Liquidity

At March 31, 2002, the Company had total assets of $47,314,175 compared to $47,282,650 at December 31, 2001. Cash and cash equivalents were $7,191.

Total liabilities were $9,161,201 versus $9,171,201 at December 31, 2001.

Part II Other Information

     Item 6.    Exhibits and Reports on Form 8 - K

       (a)    Exhibits - none

       (b)    Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST EQUITY PROPERTIES, INC.


May 10, 2002                         /s/  Ronald E. Kimbrough, Director,
                                          Vice President and Treasurer