Form 10-Q
period 2002-06-30
FIRST EQUITY PROPERTIES INC
filed 2002-08-13
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2002, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 2002

                                      INDEX

Part I Financial Information:                                                                      Page No.

   Item 1. Financial Statements

     Consolidated Balance Sheets
       June 30, 2002 (Unaudited) and December 31, 2001..................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Six Months Ended June 30, 2002 and 2001.........................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Six Months Ended June 30, 2002 and 2001..........................................................5

     Notes to Consolidated Financial Statements.........................................................6

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................7

Part II Other Information:

   Item 6. Exhibits and Reports on Form 8-K.............................................................7

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                June 30, 2002      December 31,
                                                                 (Unaudited)           2001
                                                                -------------      ------------

Cash and cash equivalents                                        $    13,901       $     8,985
Investments                                                       46,421,719        46,421,719
Accounts receivable - affiliate                                      885,264           851,946
                                                                 -----------       -----------
                                                                 $47,320,884       $47,282,650
                                                                 ===========       ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade                                         $ 5,548,224       $ 5,548,224
Accounts payable - affiliate                                       3,582,977         3,622,977
                                                                 -----------       -----------
       Total liabilities                                           9,131,201         9,171,201

Minority interest in limited partnership                             547,498           547,498

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding            105,710           105,710
   Capital in excess of par value                                  1,281,548         1,281,548
   Retained earnings                                              36,254,927        36,176,693
                                                                 -----------       -----------
         Total shareholders' equity                               37,642,185        37,563,951
                                                                 -----------       -----------
                                                                 $47,320,884       $47,282,650
                                                                 ===========       ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                           Three  months ended June 30,             Six months ended June 30,
                                          -------------------------------        -------------------------------
                                             2002                2001                2002               2001
                                          ------------       ------------        ------------       ------------

Revenue
   Management fees                        $     49,984       $         --        $     94,943       $         --
   Interest income                                   9              4,073                  28             48,895
                                          ------------       ------------        ------------       ------------
                                                49,993              4,073              94,971             48,895

Operating expenses
   General and administrative                      859                835               1,711              1,587
   Other operating expenses                         --                 --                  --                 --
   Legal and professional fees                  12,425             22,456              15,026             31,363
   Bad debt expense                                 --             76,800                  --             76,800
                                          ------------       ------------        ------------       ------------
          Total operating expenses              13,284            100,091              16,737            109,750
                                          ------------       ------------        ------------       ------------
Income (loss) from operations                   36,709            (96,018)             78,234            (60,855)

Other expenses
   Interest expense                                 --                 --                  --            (29,108)
                                          ------------       ------------        ------------       ------------

          Net earnings (loss)             $     36,709       $    (96,018)       $     78,234       $    (89,963)
                                          ============       ============        ============       ============

Earnings (loss) per share                 $         --       $       (.01)       $        .01       $       (.01)
                                          ============       ============        ============       ============

Weighted average shares outstanding         10,570,944         10,570,944          10,570,944         10,570,944
                                          ============       ============        ============       ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                     2002               2001
                                                                                  -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                              $    78,234        $   (89,963)
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
       Bad debt expense                                                                    --             76,800
       Decrease in accounts payable - affiliate                                       (40,000)                --
       Increase in accounts receivable - affiliate                                    (33,318)          (500,053)
                                                                                  -----------        -----------

           Net cash provided by (used for) operating activities                         4,916           (513,216)

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                                        --          2,525,588
                                                                                  -----------        -----------

           Net cash provided by investing activities                                       --          2,525,588

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes payable - related parties                                            --         (2,048,559)
                                                                                  -----------        -----------

           Net cash used for financing activities                                          --         (2,048,559)
                                                                                  -----------        -----------

Net increase (decrease) in cash and cash equivalents                                    4,916            (36,187)

Cash and cash equivalents at beginning of period                                        8,985             44,679
                                                                                  -----------        -----------

Cash and cash equivalents at end of period                                        $    13,901        $     8,492
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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2001.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Revenues increased to $49,993 versus prior year of $4,073. The increase was due to management fee income in the current quarter that was not present in the same quarter last year. Total operating expenses decreased to $13,284 in 2001 from $100,091 in 2001 due to the drop in bad debt expense.

Results of Operations

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenues increased to $94,971 versus prior year of $48,895. The increase was due to management fee income in the current year that was not present last year. Total operating expenses decreased to $16,737 in 2002 from $109,750 in 2001 primarily due to lower bad debt expense.

Financial Condition and Liquidity

At June 30, 2002, the Company had total assets of $47,320,884 compared to $47,282,650 at December 31, 2001. Cash and cash equivalents were $13,901.

At June 30, 2002 the Company had total illiquid investments of $45,836,720, which consists of preferred stock of Realty Advisors, Inc., an affiliated company.

Total liabilities were $9,131,201 versus $9,171,201 at December 31, 2001.

Part II Other Information

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FIRST EQUITY PROPERTIES, INC.

August 13, 2002                        /s/ Ronald E. Kimbrough, Vice President,
                                       Secretary, and Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

 99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002