Form 10-Q
period 2002-09-30
FIRST EQUITY PROPERTIES INC
filed 2002-11-14
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from       to
                                             ------   ------


Commission file number                      0-11777
                       --------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                Nevada                              95-6799846
-------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

              1800 Valley View Lane, Suite 160, Dallas, Texas 75234
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  214-750-5800
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes  [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 2002, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2002

                                      INDEX


Part I Financial Information:                                                                      Page No.
   Item 1.    Financial Statements

     Consolidated Balance Sheets
       September 30, 2002 (Unaudited) and December 31, 2001.............................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Nine Months Ended September 30, 2002 and 2001...................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Nine Months Ended September 30, 2002 and 2001....................................................5

     Notes to Consolidated Financial Statements.........................................................6

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................................................7

   Item 4.    Controls and Procedures...................................................................7


Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 2002   December 31,
                                                                    (Unaudited)          2001
                                                                ------------------   -------------
                                          ASSETS

Cash and cash equivalents                                       $        13,699   $         8,985
Investments                                                          46,421,719        46,421,719
Accounts receivable - affiliate                                         900,213           851,946
                                                                ---------------   ---------------
                                                                $    47,335,631   $    47,282,650
                                                                ===============   ===============




                             LIABILITIES AND SHAREHOLDERS' EQUITY




Accounts payable - trade                                        $     5,548,224   $     5,548,224
Accounts payable - affiliate                                          3,562,977         3,622,977
                                                                ---------------   ---------------
       Total liabilities                                              9,111,201         9,171,201

Minority interest in limited partnership                                547,498           547,498
Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding               105,710           105,710
   Capital in excess of par value                                     1,281,548         1,281,548
   Retained earnings                                                 36,289,674        36,176,693
                                                                ---------------   ---------------
         Total shareholders' equity                                  37,676,932        37,563,951
                                                                ---------------   ---------------
                                                                $    47,335,631   $    47,282,650
                                                                ===============   ===============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                        Three months ended September 30,   Nine months ended September 30,
                                        --------------------------------   -------------------------------
                                            2002             2001              2002              2001
                                        ------------     ------------      ------------      ------------
Revenue
   Management fees                      $     46,964     $         --       $    141,907     $         --
   Interest income                                 2              111                30            49,006
                                        ------------     ------------      ------------      ------------
                                              46,966              111           141,937            49,006
Operating expenses
   General and administrative                    910            1,363             2,529             2,950
   Legal and professional fees                11,308            1,671            26,427            33,034
   Bad debt expense                               --               --                --            76,800
                                        ------------     ------------      ------------      ------------
          Total operating expenses            12,218            3,034            28,956           112,784
                                        ------------     ------------      ------------      ------------

Income (loss) from operations                 34,748           (2,923)          112,981           (63,778)
Other expenses
   Interest expense                               --               --                --           (29,108)
                                        ------------     ------------      ------------      ------------

          Net earnings (loss)           $     34,748     $     (2,923)     $    112,981      $    (92,886)
                                        ============     ============      ============      ============
Earnings (loss) per share               $         --     $         --      $        .01      $       (.01)
                                        ============     ============      ============      ============

Weighted average shares outstanding       10,570,944       10,570,944        10,570,944        10,570,944
                                        ============     ============      ============      ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                          2002             2001
                                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                  $   112,981      $   (92,886)
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
       Bad debt expense                                                        --           76,800
       Decrease in accounts payable - affiliate                           (60,000)              --
       Increase in accounts receivable - affiliate                        (48,267)        (500,052)
                                                                      -----------      -----------

           Net cash provided by (used for) operating activities             4,714         (516,138)

CASH FLOWS FROM INVESTING ACTIVITIES
   Collections from note receivable                                            --        2,525,588
                                                                      -----------      -----------

           Net cash provided by investing activities                           --        2,525,588

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long term debt                                                  --       (2,048,559)
                                                                      -----------      -----------

           Net cash used for financing activities                              --       (2,048,559)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                        4,714          (39,109)

Cash and cash equivalents at beginning of period                            8,985           44,679
                                                                      -----------      -----------

Cash and cash equivalents at end of period                            $    13,699      $     5,570
                                                                      ===========      ===========


Noncash investing and financing activities:

   Exchange of account payable from affiliate for minority
     interest in subsidiary and effective writedown of investment due to application of purchase method of accounting for the
     acquisition of minority interest                                 $        --      $ 4,225,879

   Exchange of a note receivable for investment in
     Preferred stock of an affiliate                                  $        --      $   585,000


                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Revenues increased to $46,966 versus prior year of $111. The increase was due to management fee income in the current quarter that was not present in the same quarter last year. Total operating expenses increased to $12,218 in 2001 from $3,034 in 2001 due to an increase in legal and professional fees.

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenues increased to $141,937 versus prior year of $49,006. The increase was due to management fee income in the current year that was not present last year. Total operating expenses decreased to $28,956 in 2002 from $112,784 in 2001 primarily due to lower bad debt expense.

Financial Condition and Liquidity

At September 30, 2002, the Company had total assets of $47,335,631 compared to $47,282,650 at December 31, 2001. Cash and cash equivalents were $13,699.

At September 30, 2002 the Company had total illiquid investments of $45,836,720, which consists of preferred stock of Realty Advisors, Inc., an affiliated company.

Total liabilities were $9,111,201 versus $9,171,201 at December 31, 2001.

Item 4.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

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

                              FIRST EQUITY PROPERTIES, INC.


November 14, 2002        /s/  Ronald E. Kimbrough,
                              Vice President, Secretary, Treasurer,
                              Acting Principal Executive Officer and
                              Chief Financial Officer

                                  CERTIFICATION

I, Ronald E. Kimbrough, Acting Principal Executive Officer and Chief Financial Officer of First Equity Properties, Inc. ("the Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

         a. designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

         b. evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

         c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5. I have disclosed to the Company's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.



     /s/ Ronald E. Kimbrough


     Ronald E. Kimbrough
     Acting Principal Executive Officer and Chief Financial Officer November 14, 2002

                                 EXHIBIT INDEX

Exhibit
Number                           Description
--------                         -----------

 99.1    - Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
