Form 10-K
period 2002-12-31
FIRST EQUITY PROPERTIES INC
filed 2003-03-31
CIK 726516

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED December 31, 2002

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ........ TO .........

                                                   0-11777
                    COMMISSION FILE NUMBER .........................

                          FIRST EQUITY PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                      Nevada                                 95-6799846
           State of other jurisdiction of                 (I.R.S. Employer
           incorporation or organization                  Identification No.)


1800 Valley View Lane, Suite 100, Dallas, Texas                 75234
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code           214 750-5800

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
           None



           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ...X.... No ......

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ...X.... No ........

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). Yes ........ No ...X....

         As of March 21, 2003, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed not to be affiliated, but the aggregate market value of such shares held by non-affiliates as of June 30, 2002 (the last business day of Registrant's most recently completed second fiscal quarter) is not ascertainable since no trading market existed on that date or presently exists for the shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

ITEM 1.  BUSINESS.

         First Equity Properties, Inc. ("We" or "FEPI" or the "Company") was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

         Prior to January 1, 1997, the Company's only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but are available to engage in property management and real estate brokerage activities.

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

         At March 21, 2003, Carmel and CRSL had no employees.

REAL ESTATE BROKERAGE

         Carmel also provides real estate brokerage services (on a nonexclusive basis) to three publicly-traded real estate entities and a number of other entities and individuals and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include assistance in locating, leasing or purchasing real estate. Carmel receives fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm's-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.

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

         As of March 21, 2003, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated historical financial data presented below for the five fiscal years ended December 31, 2002 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a "short period" from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, and (iv) the acquisition by the Company of Carmel Realty, Inc. and a 99% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year Ended
                                                                              December 31,

CONSOLIDATED STATEMENT                          2002             2001            2000            1999              1998
OF OPERATIONS DATA:                             ----             ----            ----            ----              ----


REVENUES                                       189,264          153,614    $     285,733     $  19,638,650      $ 35,563,209

OPERATING COSTS                                     --               --               --        15,234,044        16,300,214

GENERAL AND ADMINISTRATIVE                      34,408          121,420           70,554         1,655,537         1,472,368

LOSS ON SALE OF ASSETS                              --               --               --           (97,128)       (1,152,206)

INTEREST EXPENSE                                    --           29,107          326,471           448,477           486,730

EARNINGS (LOSS) BEFORE INCOME TAXES            154,856            3,087         (111,292)        2,203,464        16,151,691

INCOME TAX EXPENSE (CURRENT)                        --               --               --           200,906          (93,623)

INCOME TAX (EXPENSE) BENEFIT
(DEFERRED)                                          --               --               --                --       (5,300,000)
                                         -------------    -------------    -------------     -------------      ------------
NET EARNINGS (LOSS)                      $     154,856    $       3,087    $    (111,292)    $   2,002,558      $ 10,758,068
                                         -------------    =============    =============     =============      ============
NET EARNINGS (LOSS) PER SHARE            $        0.01    $        0.00    $      (0.01)     $        0.19      $       1.02
                                         -------------    =============    =============     =============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING         10,570,994       10,570,994       10,570,944        10,570,944        10,570,944
CONSOLIDATED BALANCE
SHEET DATA:
TOTAL ASSETS                             $  41,465,237    $  47,282,650    $  55,259,416     $  58,970,877      $ 51,698,791

SHORT TERM DEBT                          $   3,198,932        9,171,201        2,048,559         2,234,040         4,336,145

LONG TERM DEBT                                      --               --               --                --         2,776,336

STOCKHOLDERS' EQUITY                     $  37,718,807       37,563,951       37,560,864        37,672,156        35,669,598

MINORITY INTEREST IN SUBSIDIARY                547,498          547,498       10,074,447        10,074,447         8,916,712


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, the Company had total assets of $41,465,237. Of that amount $5,450 was held in cash. The Company had no long-term debt at December 31, 2002.

RESULTS OF OPERATIONS

         Net earnings was $154,856 in 2002 compared to prior year earnings of $3,087. The increase in net earnings resulted from the absence of interest expense and bad debt expense in 2002 and increased management fees.

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

         Ronald E. Kimbrough is acting Principal Executive Officer (since February 2002), and Executive Vice President and Chief Financial Officer (since January 2002) of American Realty Investors, Inc. ("ARL"), a New York Stock Exchange ("NYSE") listed entity engaged in real estate; Executive Vice President and Chief Financial Officer (since January 2002) of Basic Capital Management, Inc. ("BCM"), a contractual advisor to many entities engaged in the real estate business, Income Opportunity Realty Investors, Inc. ("IORI"), an American Stock Exchange listed REIT, Transcontinental Realty Investors, Inc. ("TCI"), an NYSE listed REIT; Controller (September 2001 - January 2002) of BCM; Vice President and Treasurer (January 1998 - September 2001) of Syntek West, Inc., a real estate company, and One Realco Corporation ("One Realco") a real estate company.

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

MEETINGS AND COMMITTEES OF DIRECTORS

         The Company's Board of Directors acted upon six matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2002, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 15, 2001, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:


     TITLE OF CLASS              NAME AND ADDRESS OF BENEFICIAL OWNER         AMOUNT AND       PERCENT OF
                                                                               NATURE OF         CLASS
                                                                              BENEFICIAL
                                                                               OWNERSHIP
Shares of Common                 Nevada Sea Investments, Inc.                  5,285,472          50%
Stock, par value $0.01           1800 Valley View Lane                           shares
per share                        Suite 100
                                 Dallas, Texas 75234
Shares of Common                 Greenbriar Corporation                        2,642,736          25%
Stock, par value $0.01           4265 Kellway Circle                             shares
per share                        Dallas, Texas 75248

(1)  Based on 10,570,944 shares of common stock outstanding on March 21, 2003.

         As of March 21, 2003, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

       TITLE OF CLASS            NAME AND ADDRESS OF BENEFICIAL OWNER         AMOUNT AND       PERCENT OF
                                                                               NATURE OF        CLASS (a)
                                                                              BENEFICIAL
                                                                               OWNERSHIP
Shares of Common Stock, par      Ronald E. Kimbrough                             none             none
value $0.01 per share            1800 Valley View Lane, Suite 100
                                 Dallas, Texas 75234
Shares of Common Stock, par      Ken Joines                                      none             none
value $0.01 per share            1800 Valley View Lane, Suite 100
                                 Dallas, Texas 75234
Shares of Common Stock, par      All officers and directors as a group           none             none
value $0.01 per share

(a)  Based on 10,570,944 shares of common stock outstanding on March 21, 2003.

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

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Acting Principal Executive and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements. The following documents are filed as part of this report:

                   1. Consolidated Financial Statements.                                       Page

                   Independent auditor's report                                                 F-1

                   Consolidated Balance Sheets as of December
                   31, 2002 and 2001                                                            F-2

                   Consolidated Statements of Operations for the
                   three years ended December 31, 2002                                          F-3

                   Consolidated Statements of Changes in
                   Shareholders' Equity for the three years
                   ended December 31, 2002                                                      F-4

                   Consolidated Statements of Cash Flows for the
                   three years ended December 31, 2003                                          F-5

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

                21*                 Subsidiaries of the Registrant

                99.1* Certification of Acting Principal Executive Officer and Chief Financial Officer

         *filed herewith

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.



                                            FIRST EQUITY PROPERTIES, INC.

Dated: March 28, 2003

                                            By  /s/Ronald E. Kimbrough
                                                --------------------------
                                            Ronald E. Kimbrough, Director,
                                            Vice President and Treasurer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.



/s/ Ronald E. Kimbrough           Director, Vice President      March 28, 2003
-----------------------           and Treasurer
Ronald E. Kimbrough               (Principal Executive and
                                  Financial and
                                  Accounting Officer)

/s/ Ken Joines
-----------------------           Director and Secretary        March 28, 2003
Ken Joines

                                 CERTIFICATIONS


I, Ronald E. Kimbrough, certify that:


1. I have reviewed this annual report on Form 10-K of First Equity Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Dated: March 28, 2003.


                                             Ronald E. Kimbrough, Vice President
                                             and Treasurer (Acting Principal
                                             Executive and Chief Financial
                                             Officer)

                                INDEX TO FINANCIAL STATEMENTS


                                                                               Page
                                                                               ----
INDEPENDENT AUDITOR'S REPORT                                                   F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets as of December 31, 2002 and 2001                           F-2

     Statements of operations for the years ended December 31, 2002,
          2001 and 2000                                                        F-3

     Statements of changes in shareholders' equity for the years ended
          December 31, 2002, 2001 and 2000                                     F-4

     Statements of cash flows for the years ended December 31, 2002,
          2001 and 2000                                                        F-5

     Notes to financial statements                                             F-6

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.




March 18, 2003
Plano, Texas

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                                                 2002                  2001
                                                                           ---------------       ---------------
Cash and cash equivalents                                                  $         5,450       $         8,985
Accounts receivable - affiliate                                                    346,338               851,946
Investments                                                                     41,113,449            46,421,719
                                                                           ---------------       ---------------

                                                                           $    41,465,237       $    47,282,650
                                                                           ===============       ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade                                                          $239,999       $     5,548,224
Accounts payable - affiliate                                                     2,958,933             3,622,977
                                                                           ---------------       ---------------

         Total liabilities                                                       3,198,932             9,171,201

Minority interest in subsidiary                                                    547,498               547,498

Shareholders' equity
  Preferred stock, $.01 par value; 4,960,000 shares
     authorized; none issued or outstanding                                             --                    --
  Common stock, $0.01 par, 40,000,000 shares authorized,
    10,570,944 shares issued and outstanding                                       105,710               105,710
  Capital in excess of par value                                                 1,281,548             1,281,548
  Retained earnings                                                             36,331,549            36,176,693
                                                                           ---------------       ---------------

         Total shareholders' equity                                             37,718,807            37,563,951
                                                                           ---------------       ---------------

                                                                           $    41,465,237       $    47,282,650
                                                                           ===============       ===============


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000



                                               2002           2001            2000
                                            ----------     ----------      ----------
Revenue
   Management fees                          $  189,230     $  104,591      $       --
   Interest                                         34         49,023         284,167
   Other                                            --             --           1,566
                                            ----------     ----------      ----------

                                               189,264        153,614         285,733
Operating expenses
   Legal and accounting                         30,329         34,951          46,313
   General and administrative                    4,079          9,669          24,241
   Bad debt expense                                 --         76,800              --
                                            ----------     ----------      ----------

         Total operating expenses               34,408        121,420          70,554
                                            ----------     ----------      ----------

Earnings from operations                       154,856         32,194         215,179

Other expenses
     Interest expense                               --        (29,107)       (326,471)
                                            ----------     ----------      ----------

         NET EARNINGS (LOSS)                $  154,856     $    3,087      $ (111,292)
                                            ==========     ==========      ==========

Earnings (loss) per share                   $     0.01     $     0.00      $     (.01)
                                            ==========     ==========      ==========

Weighted average shares outstanding         10,570,944     10,570,944      10,570,944
                                            ==========     ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2002, 2001 and 2000




                                        Common Stock               Preferred Stock       Capital       Retained
                                 ---------------------------    --------------------    in excess      earnings          Total
                                    Shares         Amount        Shares      Amount       of par       (deficit)         equity
                                 ------------   ------------    --------    --------   ------------   ------------    ------------


Balances at January 1, 2000        10,570,944        105,710          --          --      1,281,548     36,284,898      37,672,156

Net loss                                   --             --          --          --             --       (111,292)       (111,292)
                                 ------------   ------------    --------    --------   ------------   ------------    ------------
Balances at December 31, 2000      10,570,944        105,710          --          --      1,281,548     36,173,606      37,560,864

Net earnings                               --             --          --          --             --          3,087           3,087
                                 ------------   ------------    --------    --------   ------------   ------------    ------------

Balances at December 31, 2001      10,570,944   $    105,710          --          --   $  1,281,548   $ 36,176,693    $ 37,563,951

Net earnings                               --             --          --          --             --        154,856         154,856
                                 ------------   ------------    --------    --------   ------------   ------------    ------------

Balances at December 31, 2002      10,570,944   $    105,710          --          --   $  1,281,548   $ 36,331,549    $ 37,718,807
                                 ============   ============    ========    ========   ============   ============    ============



   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Year Ended December 31, 2002, 2001 and 2000


                                                                 2002               2001                 2000
                                                            --------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                         $      154,856        $      3,087       $    (111,292)
   Adjustments to reconcile net earnings
     (loss) to net cash used for operating activities
   Loss on sale of assets and write-off                                 --              76,800                  --
   (Increase) decrease in
       Accounts receivable - affiliate                               5,609            (598,609)           (966,359)
   Increase (decrease) in
       Accounts payable - affiliate                               (164,000)              5,999             153,145
       Accrued interest - affiliate                                     --                  --              77,117
       Income taxes payable                                             --                  --             (72,000)
                                                            --------------      --------------      --------------

  Net cash used for operating activities                            (3,535)           (512,723)           (919,389)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments received on notes receivable                                --           2,525,588             347,029
                                                            --------------      --------------      --------------

Net cash provided by investing activities                               --           2,525,588             347,029

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - affiliate                              --                  --             801,970
   Payments on long-term debt                                           --          (2,048,559)           (185,481)
                                                            --------------      --------------      --------------

Net cash provided by (used for) financing activities                    --          (2,048,559)            616,489
                                                            --------------      --------------      --------------

Net increase (decrease) in cash and cash equivalents                (3,535)            (35,694)             44,129

Cash and cash equivalents at beginning of period                     8,985              44,679                 550
                                                            --------------      --------------      --------------

Cash and cash equivalents at end of period                  $        5,450      $        8,985      $       44,679
                                                            ==============      ==============      ==============



   The accompanying notes are an integral part of these financial statements.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000


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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE D - ACCOUNTS RECEIVABLE - AFFILIATES

                                      2002           2001
                                   ----------     ----------
Regis Realty                       $  283,528     $  283,528
TRS, Ltd. and other                    62,810         68,418
Basic Capital Management, Inc.             --        500,000
                                   ----------     ----------

                                   $  346,338     $  851,947
                                   ==========     ==========

NOTE E - INVESTMENTS

         The investment in Realty Advisors, Inc. preferred stock at December 31, 2002 and 2001 is $41,113,449 and $45,836,719, respectively, and represents 416,632 and 464,889 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company who invests in real estate directly and indirectly through investments in real estate entities. At June 30, 2002, Realty Advisors, Inc. had total assets of $191,887,270, total liabilities of $86,423,702 and total shareholders equity of $105,463,568. The Company redeemed 48,257 shares of the preferred stock valued at their cost of $110 per share to pay an account payable to an affiliate in 2002. In 2001, the value of the preferred stock was reduced as a result of the application of the purchase method of accounting for the acquisition of the minority interest of the subsidiary which holds the preferred stock. The Company acquired all but a 1% minority interest from a related party in Carmel Realty Services, Ltd. The Company paid $4,225,879 for the 17.4% interest in Realty Advisors, Inc.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000


NOTE E - INVESTMENTS - CONTINUED

         Investments at December 31, 2002 includes 58,500 shares of preferred stock in North American Mortgage, a related party, valued at $585,000. The shares have a par value of $10, are non-voting shares with a liquidation value of $10 per share and do not earn dividends.

NOTE F - NOTES PAYABLE - AFFILIATE

         The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE G - INCOME TAXES

         Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2002, 2001 and 2000 as a result of the following:

                                      2002          2001          2000
                                    --------      --------     --------
Computed expected tax expense       $ 54,000      $     --     $     --
Alternative minimum tax credit            --            --           --
Net operating loss carryforward      (54,000)           --           --
                                    --------      --------     --------
                                    $     --      $     --     $     --
                                    ========      ========     ========

         Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. The Company's total deferred tax asset and corresponding valuation allowance at December 31, 2002, 2001, and 2002 consisted of the following:

                                                       2002          2001         2000
                                                     --------      --------     --------
         Deferred tax asset
             Net operating loss carryforward         $ 86,447      $     --     $     --

         Less:  Valuation Allowance                   (86,447)
                                                     --------      --------     --------
                                                           --            --           --
         Net deferred tax asset                      ========      ========     ========


         The deferred tax asset that arose related to the net operating loss carryforward has been reduced to $-0- as management cannot be assured of the utilization of the deferred tax asset.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000


NOTE H - RELATED PARTY TRANSACTIONS

         The Company provided management services primarily to five affiliated publicly traded real estate entities throughout the United States. Under such arrangements, the Company received a fee of 5% or less of the monthly gross rents collected on the properties under management. The Company subcontracts with other entities for the provision of property level services. Substantially all property management contracts, constituting most management service revenues, with the five publicly traded real estate entities were cancelled effective October 1, 1999.

NOTE I - FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 follow:




                                                            2002                             2001
                                                 -----------------------------     -----------------------------
                                                  Carrying            Fair           Carrying          Fair
                                                    Value            Amount           Amount           Value
                                                 ------------     ------------     ------------     ------------
         Accounts receivable - affiliates        $   346,338      $   346,338      $   851,946      $   851,946
         Investments                              41,113,449       41,113,449       46,421,719       46,421,719

         The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to short-term maturities of these assets and liabilities.

         Investments are accounted for using the cost method and pertain to investments in companies for which fair values are not readily available, but are believed to exceed carrying amounts.

NOTE J - COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions incidental to its business. In Management's opinion, none of these actions will have a material adverse effect on the Company's financial position.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                        December 31, 2002, 2001 and 2000


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                2002             2001           2000
                                                           -------------    ------------    ------------
Cash paid during the year for:
  Interest                                                 $       --       $   29,107      $   221,000
  Income taxes                                                     --               --           76,000

Noncash investing and financing activities:
  Redemption of preferred stock to settle
       an account payable to affiliate                      5,308,225               --               --
  Exchange of accounts payable for accounts
       receivable affiliate                                   500,000               --               --
  Exchange of account payable from affiliate
       for minority interest in subsidiary                         --        4,225,879               --
  Effective writedown of investment due to
       application of purchase method of
       accounting for the acquisition of
       minority interest                                           --        5,301,071               --
  Exchange of a note receivable for an
       investment in preferred stock of affiliate                  --          585,000               --
  Note payable exchanged for
       amounts due to affiliate                                    --               --        3,495,833
  Preferred stock investment exchanged
       for notes payable                                           --               --        4,374,920

NOTE L - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies' matching contribution is a discretionary percentage of electing employees' contributions, and totaled $-0- in 2002, 2001 and 2000.

NOTE M - COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2002, 2001, and 2000, the Company's comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

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

                 2.3 Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of

                 2.4 First Equity Properties, Inc. for event reported June 19, 1996). First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

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

                21*                 Subsidiaries of the Registrant

                99.1* Certification of Acting Principal Executive Officer and Chief Financial Officer


         *filed herewith