Form 10-Q
period 2003-03-31
FIRST EQUITY PROPERTIES INC
filed 2003-05-15
CIK 726516

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to


Commission file number               0-11777
                       ---------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)


            Nevada                                               95-6799846
----------------------------------                           -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

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

Yes   X   .    No
    -----         -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X   .    No
    -----         -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of March 31, 2003, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                 March 31, 2003


                                      INDEX


                                                                                                   Page No.
Part I Financial Information:

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       March 31, 2003 (Unaudited) and December 31, 2002.................................................3

     Consolidated Statement of Earnings (Unaudited)
       Three Months Ended March 31, 2003 and 2002.......................................................4

     Consolidated Statement of Cash Flows (Unaudited)
       Three Months Ended March 31, 2003 and 2002.......................................................5

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

   Item 4.    Controls and Procedures...................................................................7

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................................................7

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31, 2003    December 31,
                                                             (Unaudited)         2002
                                                            --------------   --------------
                                     ASSETS

Cash and cash equivalents                                   $        6,487   $        5,450
Accounts receivable - affiliate                                    346,338          346,338
Notes and interest receivable                                      594,456               --
Investments                                                     40,528,449       41,113,449
                                                            --------------   --------------

                                                            $   41,475,730   $   41,465,237
                                                            ==============   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable - trade                                    $      239,999   $      239,999
Accounts payable - affiliate                                     2,913,933        2,958,933
                                                            --------------   --------------

       Total liabilities                                         3,153,932        3,198,932

Minority interest in limited partnership                           547,498          547,498

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding          105,710          105,710
   Capital in excess of par value                                1,281,548        1,281,548
   Retained earnings                                            36,387,042       36,331,549
                                                            --------------   --------------

         Total shareholders' equity                             37,774,300       37,718,807
                                                            --------------   --------------

                                                            $   41,475,730   $   41,465,237
                                                            ==============   ==============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                          2003          2002
                                      -----------   -----------
Revenue
   Management fees                    $    47,555   $    44,959
   Interest income                          9,459            19
                                      -----------   -----------

                                           57,014        44,978
Operating expenses
   General and administrative                 833           852
   Legal and professional fees                688         2,601
                                      -----------   -----------

       Total operating expenses             1,521         3,453
                                      -----------   -----------

       NET EARNINGS                   $    55,493   $    41,525
                                      ===========   ===========

Earnings per share                    $        --   $        --
                                      ===========   ===========

Weighted average shares outstanding    10,570,944    10,570,944
                                      ===========   ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                      2003           2002
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                   $    55,493    $    41,525
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
      (Increase) decrease in
       Accounts receivable - affiliate                                     --        (33,319)
       Interest receivable                                             (9,456)            --
     Increase (decrease) in
       Accounts payable - affiliate                                   (45,000)       (10,000)
                                                                  -----------    -----------

           Net cash provided by (used for) operating activities         1,037         (1,794)

Net increase (decrease) in cash and cash equivalents                    1,037         (1,794)

Cash and cash equivalents at beginning of period                        5,450          8,985
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $     6,487    $     7,191
                                                                  ===========    ===========

Noncash investing and financing activities:

    Exchange of investment for note receivable                    $   585,000    $        --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the Company's annual report on Form 10-K for the year ended December 31, 2002.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2.       Managements Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues increased to $57,014 from prior year of $44,978 due to increased interest income on the note receivable. Total operating expenses decreased to $1,521 in 2003 from $3,453 in 2002.

The decrease in operating expenses was due to lower legal and professional fees in 2003.

Financial Condition and Liquidity

At March 31, 2003, the Company had total assets of $41,475,730 compared to $41,465,237 at December 31, 2002. Cash and cash equivalents were $6,487. During the first quarter of 2003, the Company exchanged an investment in stock for a note receivable in the amount of $585,000.

Total liabilities were $3,153,932 versus $3,198,932 at December 31, 2002.

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

                                              FIRST EQUITY PROPERTIES, INC.


May 15, 2003                           /s/    Ronald E. Kimbrough, Director,
                                              Vice President and Treasurer

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



/s/ Ronald E. Kimbrough


Ronald E. Kimbrough
Acting Principal Executive Officer and Chief Financial Officer
May 15, 2003

                               Index to Exhibits

Exhibit
Number          Description
-------         -----------
Exhibit 99.1 -  Certification Pursuant to 18 U.S.C. Section 1350, as
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002