Form 10-Q
period 2003-06-30
FIRST EQUITY PROPERTIES INC
filed 2003-08-14
CIK 726516

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                        to
                               ----------------------    ----------------------

Commission file number               0-11777
                       --------------------------------------------------------

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)


                     Nevada                                       95-6799846
   --------------------------------------------              ------------------
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

Yes [ ]  No [X]

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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 2003, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 2003


                                      INDEX

Part I Financial Information:                                          Page No.
   Item 1.    Financial Statements

     Consolidated Balance Sheets
       June 30, 2003 (Unaudited) and December 31, 2002..................   3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Six Months Ended June 30, 2003 and 2002.........   4

     Consolidated Statement of Cash Flows (Unaudited)
       Six Months Ended June 30, 2003 and 2002..........................   5

     Notes to Consolidated Financial Statements.........................   6

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations................................   7

   Item 4.    Controls and Procedures...................................   7

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K..........................   8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            June 30, 2003   December 31,
                                                             (Unaudited)        2002
                                                            -------------   -------------
Cash and cash equivalents                                   $       7,200   $       5,450
Accounts receivable - affiliate                                   333,747         346,338
Notes and interest receivable                                     609,041              --
Investments                                                    40,528,449      41,113,449
                                                            -------------   -------------

                                                            $  41,478,437   $  41,465,237
                                                            =============   =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable - trade                                    $     239,999   $     239,999
Accounts payable - affiliate                                    2,881,432       2,958,933
                                                            -------------   -------------

       Total liabilities                                        3,121,431       3,198,932

Minority interest in limited partnership                          547,498         547,498

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding         105,710         105,710
   Capital in excess of par value                               1,281,548       1,281,548
   Retained earnings                                           36,422,250      36,331,549
                                                            -------------   -------------

         Total shareholders' equity                            37,809,508      37,718,807
                                                            -------------   -------------

                                                            $  41,478,437   $  41,465,237
                                                            =============   =============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                      Three months ended June 30,    Six months ended June 30,
                                      ---------------------------    -------------------------
                                          2003             2002          2003         2002
                                      -----------      -----------   -----------   -----------
Revenue
   Management fees                    $    47,256      $    49,984   $    94,811   $    94,943
   Interest income                         14,587                9        24,046            28
                                      -----------      -----------   -----------   -----------

                                           61,843           49,993       118,857        94,971
Operating expenses
   General and administrative                 854              859         1,687         1,711

   Legal and professional fees             25,781           12,425        26,469        15,026
                                      -----------      -----------   -----------   -----------

          Total operating expenses         26,635           13,284        28,156        16,737
                                      -----------      -----------   -----------   -----------

          Net earnings (loss)         $    35,208      $    36,709   $    90,701   $    78,234
                                      ===========      ===========   ===========   ===========

Earnings (loss) per share             $        --      $        --   $       .01   $       .01
                                      ===========      ===========   ===========   ===========

Weighted average shares outstanding    10,570,944       10,570,944    10,570,944    10,570,944
                                      ===========      ===========   ===========   ===========

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                    2003          2002
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                   $  90,701    $  78,234
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities
      (Increase) decrease in
       Accounts receivable - affiliate                               12,590      (33,318)
       Interest receivable                                          (24,041)          --
     Increase (decrease) in
       Accounts payable - affiliate                                 (77,500)     (40,000)
                                                                  ---------    ---------

           Net cash provided by (used for) operating activities       1,750        4,916

Net increase (decrease) in cash and cash equivalents                  1,750        4,916
                                                                  ---------    ---------

Cash and cash equivalents at beginning of period                      5,450        8,985
                                                                  ---------    ---------

Cash and cash equivalents at end of period                        $   7,200    $  13,901
                                                                  =========    =========

Noncash investing and financing activities:

    Exchange of investment for note receivable                    $ 585,000    $      --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

NOTE B - NOTE AND INTEREST RECEIVABLE

         In 2003, the company exchanged an investment in stock for a note receivable. The note receivable bears interest at a rate of 10% per year and is due January 31, 2005. The amount on the balance sheet includes interest receivable of $24,041.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES


Item 2.  Managements Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues increased to $61,843 versus prior year of $49,993. The increase was due to interest income in the current quarter that was not present in the same quarter last year. Total operating expenses increased to $26,635 in 2003 from $13,284 in 2002 due to increased professional fees.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues increased to $118,857 versus prior year of $94,971. The increase was due to interest income on a new note receivable in the current year that was not present last year. Total operating expenses increased to $28,156 from $16,737 primarily due to increased professional fees.

Financial Condition and Liquidity

At June 30, 2003, the Company had total assets of $41,478,437 compared to $41,465,237 at December 31, 2002. Cash and cash equivalents were $7,200. During the first quarter of 2003, the Company exchanged an investment in stock for a note receivable in the amount of $585,000.

At June 30, 2002 the Company had total illiquid investments of $40,528,449, which consists of preferred stock of Realty Advisors, Inc., an affiliated company and a note receivable in the amount of $585,000 that is due on January 31, 2005.

Total liabilities were $3,121,431 versus $3,198,932 at December 31, 2002.

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

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES



Part II Other Information

     Item 6.   Exhibits and Reports on Form 8 - K

         (a)      Exhibits

         Exhibit 31.1 - Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST EQUITY PROPERTIES, INC.


August 14, 2003                              /s/ Ronald E. Kimbrough, Director,
                                                 Vice President and Treasurer