Form 10-Q
period 2003-09-30
FIRST EQUITY PROPERTIES INC
filed 2003-11-12
CIK 726516

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 0-11777

                          FIRST EQUITY PROPERTIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in the charter)

                   Nevada                                     95-6799846
---------------------------------------------         --------------------------
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

Yes [ ] No [X].

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

Yes [X]. No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of September 30, 2003, registrant had 10,570,944 shares of Common Stock issued and outstanding.

                  FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES

                                    FORM 10-Q
                               September 30, 2003

                                      INDEX

                                                                                           Page No.
Part I Financial Information:

   Item 1.    Financial Statements

     Consolidated Balance Sheets
       September 30, 2003 (Unaudited) and December 31, 2002..............................     3

     Consolidated Statement of Earnings (Unaudited)
       Three Months and Nine Months Ended September 30, 2003 and 2002....................     4

     Consolidated Statement of Cash Flows (Unaudited)
       Nine Months Ended September 30, 2003 and 2002.....................................     5

     Notes to Consolidated Financial Statements..........................................     6

   Item 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations.................................................     7

   Item 4.    Controls and Procedures....................................................     7

Part II Other Information:

   Item 6.    Exhibits and Reports on Form 8-K...........................................     8

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                    September 30, 2003   December 31,
                                                                        (Unaudited)          2002
                                                                    ------------------   ------------

Cash and cash equivalents                                           $           24,364   $      5,450
Accounts receivable - affiliate                                                346,346        346,338
Notes and interest receivable                                                  623,786             --
Investments                                                                 40,528,449     41,113,449
                                                                    ------------------   ------------
                                                                    $       41,522,945   $ 41,465,237
                                                                    ==================   ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - trade                                            $          239,999   $    239,999
Accounts payable - affiliate                                                 2,841,432      2,958,933
                                                                    ------------------   ------------

       Total liabilities                                                     3,081,431      3,198,932

Minority interest in limited partnership                                       547,498        547,498

Shareholders' equity
   Common stock, $0.01 par, 40,000,000 shares
     authorized, 10,570,944 shares issued and outstanding                      105,710        105,710
   Capital in excess of par value                                            1,281,548      1,281,548
   Retained earnings                                                        36,506,758     36,331,549
                                                                    ------------------   ------------

       Total shareholders' equity                                           37,894,016     37,718,807
                                                                    ------------------   ------------

                                                                    $       41,522,945   $ 41,465,237
                                                                    ==================   ============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                   Three months ended September 30,  Nine months ended September 30,
                                                   -------------------------------   --------------------------------
                                                        2003             2002             2003              2002
                                                   --------------   --------------   --------------   ---------------
Revenue
   Management fees                                 $       72,162   $       46,964   $      166,973   $       141,907
   Interest income                                         14,748                2           38,794                30
                                                   --------------   --------------   --------------   ---------------
                                                           86,910           46,966          205,767           141,937
Operating expenses
   General and administrative                                 908              818            2,595             2,529
   Legal and professional fees                              1,494           11,400           27,963            26,427
                                                   --------------   --------------   --------------   ---------------
          Total operating expenses                          2,402           12,218           30,558            28,956
                                                   --------------   --------------   --------------   ---------------
          Net earnings (loss)                      $       84,508   $       34,748   $      175,209   $       112,981
                                                   ==============   ==============   ==============   ===============
Earnings (loss) per share                          $          .01   $           --   $          .02   $           .01
                                                   ==============   ==============   ==============   ===============
Weighted average shares outstanding                    10,570,944       10,570,944       10,570,944        10,570,944
                                                   ==============   ==============   ==============   ===============

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                         2003             2002
                                                                    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                     $     175,209    $    112,981
     Adjustments to reconcile net income to net cash
       provided by operating activities
      Change in
       Accounts receivable - affiliate                                         (8)        (48,267)
       Interest receivable                                                (38,786)             --
       Accounts payable - affiliate                                      (117,501)        (60,000)
                                                                    -------------    ------------

           Net cash provided by operating activities                       18,914           4,714

Net increase in cash and cash equivalents                                  18,914           4,714
                                                                    -------------    ------------

Cash and cash equivalents at beginning of period                            5,450           8,985
                                                                    -------------    ------------

Cash and cash equivalents at end of period                          $      24,364    $     13,699
                                                                    =============    ============

Noncash investing and financing activities:

    Exchange of investment for note receivable                      $     585,000    $         --

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

NOTE B - NOTE AND INTEREST RECEIVABLE

         In 2003, the company exchanged an investment in stock for a note receivable. The note receivable bears interest at a rate of 10% per year and is due January 31, 2005. The amount on the balance sheet includes interest receivable of $38,786.

                 FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues increased to $86,910 versus prior year of $46,966. The increase was due to interest income in the current quarter that was not present in the same quarter last year and an increase in management fees. Total operating expenses decreased to $2,402 in 2003 from $12,218 in 2002 due to decreased professional fees.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues increased to $205,767 versus prior year of $141,937. The increase was due to interest income on a new note receivable in the current year that was not present last year and an increase in management fees. Total operating expenses increased to $30,558 from $28,956 primarily due to increased professional fees.

Financial Condition and Liquidity

At September 30, 2003, the Company had total assets of $41,522,945 compared to $41,465,237 at December 31, 2002. Cash and cash equivalents were $24,364. During the first quarter of 2003, the Company exchanged an investment in stock for a note receivable in the amount of $585,000.

At September 30, 2003 the Company had total illiquid investments of $40,528,449, which consists of preferred stock of Realty Advisors, Inc., an affiliated company, and a note receivable including interest receivable of $38,786, in the amount of $623,786 that is due on January 31, 2005.

Total liabilities were $3,081,431 versus $3,198,932 at December 31, 2002.

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

                                       FIRST EQUITY PROPERTIES, INC.

November 12, 2003                  /s/ Ronald E. Kimbrough, Director,
                                       Vice President and Treasurer