Form 10-K
period 2003-12-31
FIRST EQUITY PROPERTIES INC
filed 2004-03-30
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-11777

FIRST EQUITY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-6799846

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 160	75234

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 214 750-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.01 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

     As of March 5, 2004, registrant had 10,570,944 shares of common stock issued and outstanding. Of the total shares outstanding, 2,642,736 shares were held by other than those who may be deemed not to be affiliated, but the aggregate market value of such shares held by non-affiliates as of March 25, 2004 is not ascertainable since no trading market existed on that date or presently exists for the shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1. Business.

     First Equity Properties, Inc. (“We” or “FEPI” or the “Company”) was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

     Prior to January 1, 1997, the Company’s only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but are available to engage in property management and real estate brokerage activities.

Transaction of Succession.

     FEPI is the successor-in-interest to Wespac Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983 which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Wespac was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the “1988 Reorganization”) which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled In re: Wespac Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the “1994 Reorganization”). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the “Modified Plan”). Pursuant to the Modified Plan, and shareholders’ approval, Wespac was converted from a California business trust into a Nevada corporation, coupled with a change of the name of the resulting entity. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of Wespac became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree which closed the 1994 Reorganization.

Hospitality Business

     Prior to December 31, 1996, the Company’s only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997 and foreclosed on by the Company in January 1998) located in Spokane, Washington. The two Comfort Inn hotels are The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the “Spokane Properties.”

     During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which “wraps” certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation and it assumed the underlying indebtedness due to US Bank. During March 2001, the underlying indebtedness to U.S. Bank was paid in full through a refinancing of the properties and the contract for deed satisfied; at that time, FEPI ceased to hold any record title to the real property and received second lien notes for the balances owed.

     Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer d’Alene, Idaho which has since been sold. Such Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See “Item 13. Certain Relationships and Related Transactions.” During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See the Notes to the Consolidated Financial Statements.

     Such dispositions ended the Company’s direct ownership in the hospitality line of business.

Property Management

     Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation (“Carmel”), and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation (“BCM”) which is the contractual advisor to and for performs administrative services for three other publicly held entities which are engaged in the real estate business. See also “Item 12. Certain Relationships and Related Transactions.” Carmel is engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintained the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate through September 30, 1999. CRSL managed multi-family portfolios which included over 32,000 multi-family units through seven third-party regional management companies through September 30, 1999.

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

     At March 25, 2004, Carmel and CRSL had no employees.

Real Estate Brokerage

     Carmel also provides real estate brokerage services (on a nonexclusive basis) to three publicly-traded real estate entities and a number of other entities and individuals and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services include assistance in locating, leasing or purchasing real estate. Carmel receives fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.

Item 2. Properties.

     The Company’s principal offices are located at 1800 Valley View Lane, Suite 160, Dallas, Texas 75234. In the opinion of the Company’s management, the Company’s offices are suitable and adequate for its present operations.

Item 3. Legal Proceedings.

     During January 1988, four of the elected Trustees of Wespac resigned pursuant to an agreement with U.S. Real Estate Advisors, Inc. (“USREA”), a privately held California corporation, and four new trustees were elected, all of whom were officers of USREA. Also, during January 1988 Wespac entered into certain financing arrangements with USREA and on April 13, 1988 the Trustees who were also officers of USREA caused Wespac to file for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California under case No. 88-02222-JR which resulted in a plan of reorganization approved and confirmed by the Court on March 29, 1989 with certain amendments. The 1988 Reorganization was closed by the Bankruptcy Court on August 21, 1992.

     On January 27, 1994, Wespac again instituted a Chapter 11 bankruptcy proceeding styled In re: Wespac Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington, to seek a restructuring of the assets and liabilities of Wespac, in response to certain litigation that resulted in at least one judgment. A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996 (the “Confirmed Plan”). During the process of consummation of the Confirmed Plan, and on the eve of issuance of the final decree with respect to the Confirmed Plan, and emergence from the 1994 Reorganization, the Board of Trustees of Wespac by motion filed October 29, 1996 sought a modification of the Confirmed Plan which resulted in the entry of an Order from the Court approving the First Modification to Plan of Reorganization (as modified) (the “Modification”).

     Pursuant to the Confirmed Plan, Class 6 consisted of the Allowed Interest of former public shareholders in “Old Common Stock,” all of which was canceled on the Effective Date of the Confirmed Plan (June 15, 1996) with one share of beneficial interest of Wespac deemed to be exchanged for each share of Allowed Interest, other than Greenbriar Corporation who were then to hold in the aggregate 25% of the New Shares of Beneficial Interest. After objections to proofs of interest demonstrating an interest in another entity, it was determined that the Allowed Interest of such holders were equivalent to 2,642,236 Shares of Beneficial Interest.

     Also, pursuant to the Confirmed Plan, upon the Effective Date, Greenbriar Corporation reduced its claim to the so-called “USREA Shares” acquired from Zimco to equal 25% of the Allowed Interest (a total of 2,642,736 Shares of Beneficial Interest) and Nevada Sea Investments, Inc. (“Nevada Sea”) was deemed to exercise an option to receive all such Shares of Beneficial Interest. In addition, in the compromise of the Wespac Creditors’ Claim, Greenbriar Corporation was to receive, pursuant to the Confirmed Plan, 50% of the issued and outstanding Shares of Beneficial Interest, but prior to the Effective Date of the Confirmed Plan, by agreement, Greenbriar Corporation entered into an arrangement pursuant to which Greenbriar Corporation conveyed to Nevada Sea an undivided 50% in and to the creditors’ claim resulting in an undivided 25% out of an aggregate of 50% of New Shares of Beneficial Interest of

Wespac to be issued, on a “when issued” basis, to Nevada Sea in consideration of cancellation of certain indebtedness. As a result, prior to the implementation of the procedures set forth in the Modification and as of November 29, 1996, there were deemed to be 10,570,944 Shares of Beneficial Interest, no par value of Wespac, available for issuance to Shareholders, of which 2,642,736 Shares were issuable to public shareholders (an aggregate of 25% of such Shares), 2,642,736 Shares were issuable to Greenbriar Corporation (an aggregate of 25% of such Shares) and 5,285,472 Shares of Beneficial Interest were issuable to Nevada Sea (an aggregate of 50% of such Shares).

     Confirmation of the Confirmed Plan (as modified) served to re-vest all assets of the estate in Wespac free and clear of all liabilities except those payable pursuant to the Confirmed Plan. Under the Confirmed Plan, Wespac retained the Spokane Properties and all allowed claims have been provided for or paid. The effect of the Modification was to distribute to the shareholders of Wespac a proposal to convert Wespac from a California business trust into a Nevada corporation through the “Incorporation Procedure” described therein, coupled with a change of the name of Wespac. Such proposal was distributed to the shareholders of Wespac who, by November 29, 1996, approved the proposal by a vote in excess of 84% in favor. The Incorporation Procedure was implemented. Following completion of the Incorporation Procedure Wespac submitted to the Court a Certificate of Substantial Consummation and requested the entry of a Final Decree on January 24, 1997 to close the 1994 Reorganization. The Final Decree was entered by the Court February 11, 1997.

     The Company’s subsidiaries are involved in certain legal actions arising in the ordinary course of business. Management of the Company believes that such litigation and claims, individually and in the aggregate, will be resolved without material effect upon the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchaser of Equity Securities.

     FEPI’s shares of Common Stock, par value $0.01 per share, are available for trading in the over-the-counter market, but to the knowledge of management of FEPI, no shares have traded since their issuance. The CUSIP Number is 320097-10-8. The shares of Beneficial Interest of WESPAC traded through the first quarter of 1988 and, at one time, were quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). Since cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of Beneficial Interest of WESPAC or the shares of Common Stock of FEPI as the successor.

     No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the shares of Common Stock of FEPI as the successor.

     As of March 25, 2004, the 10,570,944 shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

     During the three years ended December 31, 2003, FEPI did not issue or sell any securities.

Item 6. Selected Financial Data.

     The selected consolidated historical financial data presented below for the five fiscal years ended December 31, 2003 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a “short period” from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, and (iv) the acquisition by the Company of Carmel Realty, Inc. and an 81.6% limited partnership interest in Carmel Realty Services, Ltd. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:	2003	2002	2001	2000	1999
Revenues	$260,795	$189,264	$153,614	$285,733	$19,638,650
Operating Costs	–	–	–	–	15,234,044
General and Administrative	32,079	34,408	121,420	70,554	1,655,537
Loss on Sale of Assets	–	–	–	–	(97,128)
Interest Expense	–	–	29,107	326,471	448,477
Earnings (loss) before income taxes	228,716	154,856	3,087	(111,292)	2,203,464
Income tax (expense) (current)	–	–	–	–	200,906

Net Earnings (loss)	$228,716	$154,856	$3,087	$(111,292)	$2,002,558

Net Earnings (loss) per share	$0.02	$0.01	$0.00	$(0.01)	$0.19

Weighted Average Shares Outstanding	10,570,944	10,570,994	10,570,994	10,570,944	10,570,944
CONSOLIDATED BALANCE SHEET DATA:
Total Assets	$41,519,453	$41,465,237	$47,282,650	$55,259,416	$58,970,877
Short Term Debt	–	–	9,171,201	2,048,559	2,234,040
Stockholders’ Equity	$37,947,524	$37,718,807	$37,563,951	$37,560,864	$37,672,156
Minority Interest in Subsidiary	547,498	547,498	547,498	10,074,447	10,074,447

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Year ended December 31, 2003 Compared to Year ended December 31, 2002

Liquidity and Capital Resources

At December 31, 2003, the Company had total assets of $41,519,453. Of that amount $6,127 was held in cash. The Company had no long-term debt at December 31, 2003. During the first quarter of 2003, the Company exchanged an investment in stock for a note receivable from a related party in the amount of $585,000.

At September 30, 2003 the Company had total illiquid investments of $40,528,449, which consists of preferred stock of Realty Advisors, Inc., an affiliated company, and a note receivable including interest receivable of $53,531, in the amount of $638,531 that is due on January 31, 2005.

Results of Operations

     Net earnings was $228,716 in 2003 compared to prior year earnings of $154,856. The increase in net earnings resulted from an increase in management fees, and an increase in interest income related to a note receivable obtained during 2003.

Environmental Matters

     Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where any property-level manager in the employee of a subsidiary of the Company may have arranged for the removal, disposal or treatment of hazardous or toxic substances. Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company’s business, assets or results of operations.

Inflation

     The effects of inflation on the Company’s operations are not quantifiable. To the extent that inflation affects interest rates, the Company’s earnings from any short-term investments and the cost of new financings as well as the cost of variable rate financing will be affected.

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

     Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2003, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

     The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2003, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

     The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors is responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last fixing of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at the annual meeting of stockholders or appointed by the Company’s incumbent Board of Directors.

     The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director within the last twelve months and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See “Item 13. Certain Relationships and Related Transactions.” On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. A vacancy exists on the Board of Directors following the resignation effective February 7, 2002 of Karl Blaha.

Name	Age	Position with the Company

Ronald E. Kimbrough	51	Vice President and Treasurer
Ken Joines	36	Secretary

     Ronald E. Kimbrough is acting Principal Executive Officer (since February 2002), and Executive Vice President and Chief Financial Officer (since January 2002) of American Realty Investors, Inc. (“ARL”), a New York Stock Exchange (“NYSE”) listed entity engaged in real estate; Executive Vice President and Chief Financial Officer (since January 2002) of Basic Capital Management, Inc. (“BCM”), a contractual advisor to many entities engaged in the real estate business, Executive Vice President and Chief Financial Officer (since July 2003) of Prime Income Asset Management, Inc., a contractual advisor to three publicly-held entities engaged in the real estate business, Income Opportunity Realty Investors, Inc. (“IOT”), which has its common stock listed on the an American Stock Exchange, Transcontinental Realty Investors, Inc. (“TCI”), which has its common stock listed on the NYSE; Controller (September 2001 — January 2002) of BCM; Vice President and Treasurer (January 1998 — September 2001) of Syntek West, Inc., a real estate company, and One Realco Corporation (“One Realco”) a real estate company.

     Ken Joines is Vice President and Director (since April 2001) of Syntek West, Inc., a real estate company based in Dallas, Texas; for more than five years prior thereto through March 2001, Mr. Joines was employed by Whitson Management Group, a fee-only financial planning and business consulting firm based in Phoenix, Arizona, in various financial advisory capacities, the last of which was as Vice President and Chief Financial Officer. Mr. Joines has been a director of IOT since October 2003.

     There are no family relationships among the directors or executive officers of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

     The Company’s Board of Directors acted upon seven matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

     The Board of Directors adopted on February 23, 2004 Code of Ethics for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1800 Valley View Lane, Suite 160, Dallas, Texas 75234.

     Shareholders may also send communications to Board members by either sending a communication to the Board, a particular Board member or the Secretary of First Equity Properties, Inc. at 1800 Valley View Lane, Suite 100, Dallas, Texas 75234.

Compliance With Section 16(a) of the 1934 Act.

     Under the securities laws of the United States, the Company’s directors, executive officers, and any person holding more than 10% of the Company’s shares of common stock are required to report their ownership of the Company’s shares and any changes in ownership to the Commission. Specific due dates for these reports have been established and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company’s directors, executive officers and 10% holders during 1996. In making these statements, the Company has relied on the written representations of its directors and executive officers and its 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

Item 11. Executive Compensation.

     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2003, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 25, 2004, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class

Shares of Common	Nevada Sea Investments, Inc.
Stock, par value	1800 Valley View Lane
$0.01 per share	Suite 300
	Dallas, Texas 75234	5,285,472 shares	50%

Shares of Common	Greenbriar Corporation
Stock, par value	1755 Wittington Place, Suite 340
$0.01 per share	Dallas, Texas 75248	2,642,736 shares	25%

(1)	Based on 10,570,944 shares of common stock outstanding on March 25, 2004.

     As of March 25, 2004, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Amount and Nature
Title of Class	Name and Address of Beneficial Owner	of Beneficial Ownership	Percent of Class (a)

Shares of Common	Ronald E. Kimbrough
Stock, par value	1800 Valley View Lane, Suite 300
$0.01 per share	Dallas, Texas 75234	none	none

Shares of Common	Ken Joines
Stock, par value	1755 Wittington Place, Suite 340
$0.01 per share	Dallas, Texas 75234	none	none

Shares of Common
Stock, par value
$0.01 per share	All officers and directors as a group	none	none

(a)	Based on 10,570,944 shares of common stock outstanding on March 25, 2004.

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

     Effective January 1, 1997, the Company acquired from Syntek West, Inc., a Nevada corporation, all of the issued and outstanding common stock of Carmel Realty, Inc., a Texas corporation (“Carmel”) and an 81.6% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate purchase price of $22,500,000, which was paid by the issuance of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See “Item 1. Business,” for a brief description of businesses of Carmel and CRSL and see the Notes to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from Syntek West, Inc.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2003 and 2002 by FEPI’s principal accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2003	2002
Audit Fees	$10,000	$9,500
Audit related fees	—	—
Tax fees—preparation of corporate federal income tax return	$1,650	$1,650
All other fees	—	—

     There is currently no standing audit committee. The Board of Directors fulfills that responsibility. As a result, there are no audit committee pre-approval policies and procedures in existence.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Financial Statements. The following documents are filed as part of this report:

          2. Financial Statement Schedules.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Reports on Form 8-K. During the last quarter of the period covered by this report, no reports on Form 8-K were filed.

     (c) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit
Designation	Description of Exhibit
2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit
Designation	Description of Exhibit
2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit
Designation	Description of Exhibit
3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

14*	Code of Ethics for Senior Financial Officers

21*	Subsidiaries of the Registrant

31*	Certification of Acting Principal Executive Officer and Chief Financial Officer

32*	Rule 1350 Certification by Acting Principal Executive Officer and Chief Financial Officer

*filed herewith

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

By /s/Ronald E. Kimbrough

Dated: March 30, 2004	Ronald E. Kimbrough, Director,
Vice President and Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

/S/ Ronald E. Kimbrough Ronald E. Kimbrough	Director, Vice President and Treasurer (Principal Executive and Financial and Accounting Officer)	March 30, 2004

/s/ Ken Joines Ken Joines	Director and Secretary	March 30, 2004

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITOR’S REPORT

Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

/s/ Farmer, Fuqua, & Huff, P.C.

March 23, 2004
Plano, Texas

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

ASSETS
	2003	2002
Cash and cash equivalents	$6,127	$5,450
Notes and interest receivable — affiliate	638,531	—
Accounts receivable – affiliate	346,346	346,338
Investments	40,528,449	41,113,449

	$41,519,453	$41,465,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable — trade	$239,999	$239,999
Accounts payable — affiliate	2,784,432	2,958,933

Total liabilities	3,024,431	3,198,932
Minority interest in subsidiary	547,498	547,498
Shareholders’ equity
Preferred stock, $.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 10,570,944 shares issued and outstanding	105,710	105,710
Capital in excess of par value	1,281,548	1,281,548
Retained earnings	36,560,266	36,331,549

Total shareholders’ equity	37,947,524	37,718,807

	$41,519,453	$41,465,237

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2003	2002	2001
Revenue
Management fees	$207,254	$189,230	$104,591
Interest	53,541	34	49,023

	260,795	189,264	153,614
Operating expenses
Legal and accounting	28,825	30,329	34,951
General and administrative	3,254	4,079	9,669
Bad debt expense	—	—	76,800

Total operating expenses	32,079	34,408	121,420

Earnings from operations	228,716	154,856	32,194
Other expenses
Interest expense	—	—	(29,107)

NET EARNINGS	$228,716	$154,856	$3,087

Earnings per share	$0.02	$0.01	$0.00

Weighted average shares outstanding	10,570,944	10,570,944	10,570,944

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Preferred Stock		Capital in excess	Retained earnings	Total
	Shares	Amount	Shares	Amount	of par	(deficit)	equity
Balances at January 1, 2001	10,570,944	105,710	—	—	1,281,548	36,173,606	37,560,864
Net earnings	—	—	—	—	—	3,087	3,087

Balances at December 31, 2001	10,570,944	105,710	—	—	1,281,548	36,176,693	37,563,951
Net earnings	—	—	—	—	—	154,856	154,856

Balances at December 31, 2002	10,570,944	$105,710	—	—	$1,281,548	$36,331,549	$37,718,807
Net earnings	—	—	—	—	—	228,716	228,716

Balances at December 31, 2003	10,570,944	$105,710	—	—	$1,281,548	$36,560,266	$37,947,524

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$228,716	$154,856	$3,087
Adjustments to reconcile net earnings (loss) to net cash used for operating activities
Loss on sale of assets and write-off	—	—	76,800
(Increase) decrease in
Accounts receivable — affiliate	(8)	5,609	(598,609)
Interest receivable — affiliate	(53,530)	—	—
Increase (decrease) in
Accounts payable — affiliate	(174,501)	(164,000)	5,999

Net cash used for operating activities	677	(3,535)	(512,723)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on notes receivable	—	—	2,525,588

Net cash provided by investing activities	—	—	2,525,588
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	—	—	(2,048,559)

Net cash used for financing activities	—	—	(2,048,559)

Net increase (decrease) in cash and cash equivalents	677	(3,535)	(35,694)
Cash and cash equivalents at beginning of period	5,450	8,985	44,679

Cash and cash equivalents at end of period	$6,127	$5,450	$8,985

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE A — HISTORY

WesPac Investors Trust III (“WesPac), a California business trust, was originally organized on August 22, 1983. On January 24, 1994, WesPac instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of Washington. A Plan of Reorganization dated March 22, 1996 (as modified) was confirmed by order dated May 15, 1996 and was amended by Order entered October 29, 1996 approving the First Modification to Plan of Reorganization (the “Modified Plan”). Pursuant to the Modified Plan, WesPac was converted from a California business trust into a Nevada corporation. First Equity Properties, Inc. (the “Company”), which was incorporated in Nevada on December 19, 1996, was the surviving entity following the incorporation of WesPac into a California corporation and subsequent merger of that California corporation with and into the Company accomplished by Articles of Merger and a Plan of Merger filed in the States of California and Nevada on December 24, 1996. The Company automatically, by operation of law, succeeded to all of the assets, rights, duties, liabilities and obligations of the California corporation (as the immediate successor to WesPac) upon the effectiveness of the Merger on December 24, 1996.

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

NOTE B — FRESH START REPORTING

In accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, (“SOP 90-7”) the Company was required to adopt “fresh start” reporting and reflect the effects of such adoption in the financial statements as of June 15, 1996. The ongoing impact of the adoption of fresh-start reporting is reflected in the accompanying financial statements.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2003, 2002 and 2001

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2003, 2002 and 2001

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Credit Risk

The Company’s trade accounts receivable arise in the normal course of business and primarily relate to management of commercial and residential properties located throughout the United States. Such receivables are unsecured. The Company performs ongoing credit evaluations of the entities from whom such amounts are receivable. The Company places its cash investments in high credit quality institutions and, by policy, limits the amount of credit exposure to any one institution.

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

NOTE D — ACCOUNTS RECEIVABLE — AFFILIATES

	2003	2002
TRS, Ltd. and other	62,818	62,809
Regis Realty	283,528	283,528

	$346,346	$346,337

NOTE E — INVESTMENTS

The investment in Realty Advisors, Inc. preferred stock at December 31, 2003 and 2002 is $41,113,449 and $41,113,449, respectively, and represents 416,632 and 416,632 shares, respectively, of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company who invests in real estate directly and indirectly through investments in real estate entities. At June 30, 2003, Realty Advisors, Inc. had total assets of $194,823,808, total liabilities of $90,509,701 and total shareholders equity of $104,314,107. The Company redeemed 48,257 shares of the preferred stock valued at their cost of $110 per share to pay an account payable to an affiliate in 2002. In 2001, the value of the preferred stock was reduced as a result of the application of the purchase method of accounting for the acquisition of the minority interest of the subsidiary which holds the preferred stock. The Company acquired all but a 1% minority interest from a related party in Carmel Realty Services, Ltd. The Company paid $4,225,879 for the 17.4% interest in Realty Advisors, Inc.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2003, 2002 and 2001

NOTE E – INVESTMENTS — Continued

Investments at December 31, 2002 included 58,500 shares of preferred stock in North American Mortgage, a related party, valued at $585,000. The shares have a par value of $10, are non-voting shares with a liquidation value of $10 per share and do not earn dividends.

NOTE F — NOTES PAYABLE — AFFILIATE

The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE G — INCOME TAXES

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2003, 2002 and 2001 as a result of the following:

	2003	2002	2001
Computed expected tax expense	$80,000	$54,000	$—
Net operating loss carryforward	(80,000)	(54,000)	—

	$—	$—	$—

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. The Company’s total deferred tax asset and corresponding valuation allowance at December 31, 2003, 2002, and 2003 consisted of the following:

	2003	2002	2001
Deferred tax asset
Net operating loss carryforward	$6,427	$86,447	$—
Less: Valuation Allowance	(6,427)	(86,447)

Net deferred tax asset	—	—	—

The deferred tax asset that arose related to the net operating loss carryforward has been reduced to $-0- as management cannot be assured of the utilization of the deferred tax asset.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2003, 2002 and 2001

NOTE H — RELATED PARTY TRANSACTIONS

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

NOTE I — FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 follow:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Accounts receivable – affiliates	$366,914	$366,914	$366,906	$366,906
Investments	40,528,449	40,528,449	46,421,719	46,421,719
Note and interest receivable	638,531	638,531	—	—

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to short-term maturities of these assets and liabilities.

Investments are accounted for using the cost method and pertain to investments in companies for which fair values are not readily available, but are believed to exceed carrying amounts.

NOTE J — COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions incidental to its business. In Management’s opinion, none of these actions will have a material adverse effect on the Company’s financial position.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2003, 2002 and 2001

NOTE K — SUPPLEMENTAL CASH FLOW INFORMATION

	2003	2002	2001
Cash paid during the year for:
Interest	$—	$—	$29,107
Noncash investing and financing activities:
Exchange of investments for note receivable	585,000	—	—
Redemption of preferred stock to settle an account payable to affiliate	—	5,308,225	—
Exchange of account payable for accounts receivable affiliate	—	500,000	—
Exchange of account payable from affiliate for minority interest in subsidiary	—	—	4,225,879
Effective writedown of investment due to application of purchase method of accounting for the acquisition of minority interest	—	—	5,301,071
Exchange of a note receivable for an investment in preferred stock of an affiliate	—	—	585,000

NOTE L — EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies’ matching contribution is a discretionary percentage of electing employees’ contributions, and totaled $-0- in 2003, 2002 and 2001, respectively.

NOTE M — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2003, 2002, and 2001, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE N — NOTE AND INTEREST RECEIVABLE — AFFILIATE

In 2003, the company exchanged an investment in stock for a note receivable from a related party. The note receivable bears interest at a rate of 10% per year and is due January 31, 2005. The amount on the balance sheet includes interest receivable of $53,531.