Form 10-Q
period 2004-03-31
FIRST EQUITY PROPERTIES INC
filed 2004-05-21
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission file number	0-11777

FIRST EQUITY PROPERTIES, INC.

(Exact name of registrant as specified in the charter)

Nevada	95-6799846

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas 75234

(Address of principal executive offices)

214-750-5800

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2004, registrant had 10,570,944 shares of Common Stock issued and outstanding.

FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES

FORM 10-Q
March 31, 2004

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31,
	(Unaudited)	2003
ASSETS
Cash and cash equivalents	$7,271	$6,127
Accounts receivable — affiliate	88,386	83,386
Notes and interest receivable	653,116	638,531
Net assets held for sale	2,072,540	40,003,656

	$2,821,313	$40,731,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable — affiliate	$2,750,276	$2,784,176

Total liabilities	2,750,276	2,784,176
Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 10,570,944 shares issued and outstanding	105,710	105,710
Capital in excess of par value	1,281,548	1,281,548
Retained earnings (deficit)	(1,316,221)	36,560,266

Total shareholders’ equity	71,037	37,947,524

	$2,821,313	$40,731,700

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Revenue
Interest income	$14,587	$9,459

	14,587	9,459
Operating expenses
General and administrative	736	833
Legal and professional fees	4,937	688

Total operating expenses	5,673	1,521

Net income from continuing operations	8,914	7,938
Income from discontinued operations	45,715	47,555
Impairment loss	(37,931,116)	—

NET EARNINGS (LOSS)	$(37,876,487)	$55,493

Earnings (loss) per share
Net earnings from continuing operations	$—	$—
Discontinued operations	(3.58)	—

Net earnings (loss)	$(3.58)	$—

Weighted average shares outstanding	10,570,944	10,570,944

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(37,876,487)	$55,493
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Impairment loss	37,931,116	—
(Increase) decrease in
Interest receivable	(14,585)	(9,456)
Accounts receivable — affiliate	(5,000)	—
Increase (decrease) in
Accounts payable — affiliate	(33,900)	(45,000)

Net cash provided by (used for) operating activities	1,144	1,037
Net increase (decrease) in cash and cash equivalents	1,144	1,037
Cash and cash equivalents at beginning of period	6,127	5,450

Cash and cash equivalents at end of period	$7,271	$6,487

Noncash investing and financing activities:
Exchange of investment for note receivable	$—	$585,000

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by First Equity Properties, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

NOTE B – DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the three months ended March 31, 2004, income from discontinued operations relates to the planned disposition of subsidiaries providing management services.

In May 2004, the Company entered into an agreement with a related party to sell the subsidiaries of the Company that provide management services for total consideration of $2,072,540. In the quarter ended March 31, 2004, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of the those two subsidiaries that provide the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE B – DISCONTINUED OPERATIONS — continued

The impairment loss will result in the generation of a deferred tax asset of approximately $13,000,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.

December 31, 2003 balances have been reclassed to present the assets of the two subsidiaries under the caption “net assets held for sale.” The following table details the assets and liabilities comprising “net assets held for sale” in the financial statements at March 31, 2004 and December 31, 2003 for the entities sold.

	March 31,	December 31,
	2004	2003
Accounts receivable — affiliate	$262,960	$262,960
Investments — affiliate	2,597,233	40,528,349
Accounts payable and minority interest	(787,653)	(787,653)

Net equity in subsidiaries to be sold	$2,072,540	$40,003,656

The results of discontinued operations of the subsidiaries consisted of the following for the quarters ended March 31, 2004 and March 31, 2003:

	March 31,	March 31,
	2004	2003
Operating revenues	$45,715	$47,555

Net income from discontinued operations	$45,715	$47,555

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues from operations increased to $14,587 from prior year of $9,459 due to increased interest income on the note receivable. Total operating expenses increased to $5,673 in 2004 from $1,521 in 2002. The increase in operating expenses was due to higher legal and professional fees in 2004.

The discontinued operations represent the income from the management contracts of the company that are to be sold in May 2004. Total management income of discontinued operations decreased to $45,715 from $47,555 in 2003 due to a slight drop in management fee revenue.

Financial Condition and Liquidity

At March 31, 2004, the Company had total assets of $2,821,313 compared to $40,731,700 at December 31, 2003. Cash and cash equivalents were $7,271. The decrease in assets results from the Company, in May 2004, entering into an agreement with a related party to sell the subsidiaries of the Company that provide management services for total consideration of $2,072,540. As a result, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of the those two subsidiaries that provide the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.

Total liabilities were $2,750,276 versus $2,784,176 at December 31, 2003.

Item 4. Controls and Procedures

(a)	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s Vice President, Treasurer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II Other Information

     Item 6. Exhibits and Reports on Form 8 — K

(a)	Exhibits

Exhibit 31.1 — Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K — None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.
May 21, 2004	/s/ Ronald E. Kimbrough,
Vice President, Treasurer
and Chief Accounting Officer