Form 10-Q
period 2004-06-30
FIRST EQUITY PROPERTIES INC
filed 2004-08-19
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission file number           0-11777

FIRST EQUITY PROPERTIES, INC.

(Exact name of registrant as specified in the charter)

Nevada	95-6799846

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 16, 2004, registrant had 1,057,628 shares of Common Stock issued and outstanding.

FIRST EQUITY PROPERTIES, INC. & SUBSIDIARIES

FORM 10-Q
June 30, 2004

Part I Financial Information:
Item 1. Financial Statements

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004	December 31,
	(Unaudited)	2003
Cash and cash equivalents	$9,167	$6,127
Accounts receivable — affiliate	—	83,386
Notes and interest receivable	2,520,700	638,531
Net assets held for sale	—	40,003,656

	$2,529,867	$40,731,700

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable — affiliate	$2,427,828	$2,784,176

Total liabilities	2,427,828	2,784,176
Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(1,285,219)	36,560,266

Total shareholders’ equity	102,039	37,947,524

	$2,529,867	$40,731,700

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the three months and six months ended June 30, 2004 and 2003
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Interest income	$45,045	$14,587	$59,632	$24,046

	45,045	14,587	59,632	24,046
Operating expenses
General and administrative	1,157	854	1,893	1,687
Legal and professional fees	12,730	25,781	17,667	26,469

Total operating expenses	13,887	26,635	19,560	28,156

Net income from continuing operations	31,158	(12,048)	40,072	(4,110)
Income from discontinued operations	—	47,256	45,715	94,811
Impairment loss	—	—	(37,931,116)	—

NET EARNINGS (LOSS)	$31,158	$35,208	$(37,845,329)	$90,701
Earnings (loss) per share
Net earnings from continuing operations	$.03	$(.01)	$.04	$—
Discontinued operations	—	.04	(35.82)	.09
Net earnings (loss)	$.03	$.03	$(35.78)	$.09

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(37,845,329)	$90,701
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Impairment loss	37,931,116	—
(Increase) decrease in
Interest receivable	(59,629)	(24,041)
Accounts receivable — affiliate	—	12,590
Increase (decrease) in
Accounts payable — affiliate	(273,118)	(77,500)

Net cash provided by (used for) operating activities	(246,960)	1,750
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries	250,000	—

Net cash provided by (used for) investing activities	250,000	—

Net increase (decrease) in cash and cash equivalents	3,040	1,750
Cash and cash equivalents at beginning of period	6,127	5,450

Cash and cash equivalents at end of period	$9,167	$7,200

Noncash investing and financing activities:
Note received in sale of subsidiaries	$1,822,540	$—
Exchange of investment for note receivable	—	585,000

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

NOTE B — DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the six months ended June 30, 2004, income from discontinued operations relates to the disposition of subsidiaries providing management services.

In May 2004, the Company sold the subsidiaries of the Company that provide management services for $250,000 cash and a note receivable in the amount of $1,822,540. In the quarter ended March 31, 2004, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of the those two subsidiaries that provided the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE B — DISCONTINUED OPERATIONS — continued

The impairment loss resulted in the generation of a deferred tax asset of approximately $13,000,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.

December 31, 2003 balances have been reclassed to present the assets of the two subsidiaries under the caption “net assets held for sale.” The following table details the assets and liabilities comprising “net assets held for sale” in the financial statements at June 30, 2004 and December 31, 2003 for the entities sold.

	June 30,	December 31,
	2004	2003
Accounts receivable — affiliate	$—	$262,960
Investments — affiliate	—	40,528,349
Accounts payable and minority interest	—	(787,653)

Net equity in subsidiaries to be sold	$—	$40,003,656

The results of discontinued operations of the subsidiaries consisted of the following for the three months and six months ended June 30, 2004 and June 30, 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating revenues	$—	$47,256	$45,715	$94,811
Net income from discontinued operations	$—	$47,256	$45,715	$94,811

NOTE B — REVERSE STOCK SPLIT

On June 7, 2004, the members of the Board of Directors of the Company proposed and recommended to the stockholders a reverse-split on a 1-for-10 basis of the shares of Common Stock, par value $0.01 per share, without any adjustment to the par value per share, and without any reduction in the authorized number of shares of Common Stock at the same par value. The proposal was approved by the shareholders and became effective July 12, 2004. This resulted in a reclassification between Common Stock and Additional Paid in Capital on the accompanying balance sheet in the amount of $95,133. The share amounts in the accompanying financial statements and notes give effect to this reverse split as if it occurred at the beginning of earliest period presented.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues from operations increased to $45,045 from prior year of $14,587 due to increased interest income because of a new note receivable. Total operating expenses decreased to $13,887 in 2004 from $26,635 in 2003. The decrease in operating expenses was due to lower legal and professional fees in 2004.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues from operations increased to $59,632 from prior year of $24,046 due to increased interest income because of a new note receivable. Total operating expenses decreased to $19,560 in 2004 from $28,156 in 2003. The decrease in operating expenses was due to lower legal and professional fees in 2004. The discontinued operations represent the income from the management contracts of the company that were sold in May 2004.

Financial Condition and Liquidity

At June 30, 2004, the Company had total assets of $2,529,867 compared to $40,731,700 at December 31, 2003. Cash and cash equivalents were $9,167. The decrease in assets results from the Company, in May 2004, selling to a related party the subsidiaries of the Company that provide management services for cash of $250,000 and a note receivable of $1,822,540. As a result, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of the two subsidiaries that provided the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate. Total liabilities were $2,427,828 versus $2,784,176 at December 31, 2003.

Effective May 1, 2004, the Company sold all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to a ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis Realty I LLC, a Texas limited liability company (“Regis”). The general partner of CRSL is Basic Capital Management, Inc. a Nevada corporation (“BCM”). The Purchaser, Regis, is related to BCM and performs certain property management and real estate and brokerage activities for other entities. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on April 30, 2009, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the Common Stock of Carmel and partnership interest of CRSL sold.

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

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to the requirement of NRS 78.2055, on June 7, 2004, the members of the Board of Directors of the Company proposed and recommended to the stockholders a reverse-split on a 1-for-10 basis of the shares of Common Stock, par value $0.01 per share, without any adjustment to the par value per share, and without any reduction in the authorized number of shares of Common Stock at the same par value. The recommendation was submitted to the holder of approximately 75% of the outstanding common stock, Nevada Sea Investments, Inc., which executed a written consent dated June 8, 2004, pursuant to NRS 78.320 adopting and approving the 1-for-10 reverse stock split of the shares of Common Stock without any change in the par value and without any reduction in the authorized number of shares of common Stock of the Company pursuant to the Articles of Incorporation. The 1-for-10 reverse stock split was to effective on the date (the “Effective Date”) which was the later to occur of (I) the date of filing with the Secretary of State of Nevada of an amendment to the Certificate of Incorporation, or (ii) the last day of any required waiting period under Rule 14c-2(b) under the Securities Exchange Act of 1934. Under that rule, the reverse stock split could not become effective until 20 days after the mailing of an Information Statement pursuant to Section 14c under the Securities Exchange Act of 1934 to existing stockholders of the Company. The Effective Date of the reverse stock split is July 12, 2004. The CUSIP number for the post-split shares is 320097-20-7.

Item 4. Submission of Matters to a Vote of Security Holders — continued

Under the approved action, based upon the 10,570,944 old shares outstanding on the Effective Date, the 1-for-10 reverse stock split would decrease the number of outstanding shares by approximately 90%, which, after giving effect to an upward adjustment of “rounding up” for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock split did not adversely effect any stockholders proportionate equity interest in the Company subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea Investments, Inc. Each post-split share continues to be entitled to one vote at each stockholders meeting as was the case with each outstanding old share.

In connection with the implementation of the 1-for-10 reverse stock split, no certificate or script representing any fractional share interest will be issued, but a holder of the old shares received in lieu of any fraction of a post-split share to which the holder would otherwise be entitled a single whole post-split share on a “rounding up” basis without regard to any price. The result of this “rounding up” process increased slightly the holdings of those stockholders who held a number of old shares which was not evenly divisible by 10, resulting in an increase of 534 shares.

The Company’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of management, have not resulted in any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of an Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as modified by the First Modification Plan of Reorganization (the “Confirmed Plan”) resulting from a Chapter 11 bankruptcy proceeding styled In Re: Wespac Investors Trust III, Case No. 94-00228-K11 in the United States Bankruptcy Court for the Eastern District of Washington.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.3 — Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K, for event occurring on May 1, 2004)

Exhibit 31.1 — Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

Current Report of Form 8-K, dated May 1, 2004, was filed with respect to Item 2 “Acquisition of Disposition of Assets”, Item 5 “Other Events and Regulation FD Disclosure” and Item 7 “Financial Statements and Exhibits” which reports the Company’s disposal of two subsidiaries, a 1-for-10 reverse stock split and the resignation of Ronald E. Kimbrough, one of the Company’s directors, as Vice President, Treasurer and Chief Accounting Officer and the election of Louis J. Corna as a director and officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.
August 19, 2004	/s/ Ken L. Joines
Ken L. Joines
Vice President, Secretary and Chief
Accounting Officer