Form 10-K
period 2004-12-31
FIRST EQUITY PROPERTIES INC
filed 2005-03-31
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-11777

FIRST EQUITY PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-6799846

State of other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1800 Valley View Lane, Suite 300	75234

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 214 750-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.01 per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed with reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant’s most recently-completed second fiscal quarter (June 30, 2004) is not determinable since no trading market existed on that date or presently exists for the shares of common stock. Of the total shares outstanding at March 18, 2005, 264,807 shares were held at that date by persons who may be deemed to be not affiliated with the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1. Business.

     First Equity Properties, Inc. (“we” or “FEPI“or the “Company”) was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.

     Prior to January 1, 1997, the Company’s only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties have been sold under a contract for deed). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but until May 1, 2004 remained available to engage in property management and real estate brokerage activities. Effective May 1, 2004, the Company sold its subsidiaries to Regis Realty I, LLC, a Texas limited liability company (“Regis”). See “Property Management and Real Estate Brokerage” below.

     With the sale of the subsidiaries available to engage in property management and real estate brokerage activities, the Company currently has no active business operations and no subsidiaries. Management of the Company is exploring alternatives, seeking to establish and/or acquire new business operations for the Company. Management has reviewed opportunities in the cable systems industry, switching industry, high-speed data and telephone operations, but no agreement or understanding presently exists to acquire any such business, and no assurance can be given that any operating enterprise will be acquired by the Company in the near future. Although discussions are continuing with the current owners of active business operations in various industries, Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.

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

Hospitality Business

     Prior to January 1, 1997, the Company’s only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997 and foreclosed on by the Company in January 1998) located in Spokane, Washington. The two Comfort Inn hotels are The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the “Spokane Properties.”

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

Property Management and Real Estate Brokerage

     Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation (“Carmel”), and an 81.6% limited partnership interest (subsequently increased to 99%) in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation (“BCM”) which was the contractual advisor to and/or performs administrative services for three other publicly held entities which are engaged in the real estate business. See also “Item 12. Certain Relationships and Related Transactions.” Carmel was engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintained the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate through September 30, 1999. CRSL managed multi-family portfolios which included over 32,000 multi-family units through seven third-party regional management companies through September 30, 1999.

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

     Carmel also provided real estate brokerage services (on a nonexclusive basis) to three publicly-traded real estate entities and a number of other entities and individuals and receives brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services included assistance in locating, leasing or purchasing real estate. Carmel received fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.

     During the fiscal year ended December 31, 2003, Carmel had management income of $111,462, and CRSL had management income of $95,792. Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of Carmel and a 99% limited partnership interest in CRSL for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on April 30, 2009, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

     After giving effect to the sale of its subsidiaries on May 1, 2004, FEPI has no subsidiaries and no employees.

Item 2. Properties.

     The Company’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234. In the opinion of the Company’s management, the Company’s offices are suitable and adequate for its present operations.

Item 3. Legal Proceedings.

     At December 31, 2004, and through March 24, 2005, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchaser of Equity Securities.

     Pursuant to the requirements of NRS 78.2055, on June 7, 2004, the members of the Board of Directors of the Company proposed and recommended to the stockholders a reverse-split on a 1-for-10 basis of the shares of Common Stock, par value $0.01 per share without any adjustment to the par value per share and without any reduction in the authorized number of shares of Common Stock at the same par value. The recommendation was submitted to the holder of approximately 75% of the outstanding Common Stock, Nevada Sea Investments, Inc. (“Nevada Sea”), which executed a written consent dated June 8, 2004, pursuant to NRS 78.320 adopting and approving the 1-for-10 reverse stock-split of the shares of Common Stock without any change in the par value and without any reduction in the authorized number of shares of Common Stock of the Company pursuant to the Articles of Incorporation. The 1-for-10 reverse stock-split was ultimately effective July 12, 2004, following the distribution of an Information Statement on Schedule 14C to the other stockholders of the Company, and following the filing of an amendment to the Certificate of Incorporation of the Company with the Secretary of State of Nevada. The CUSIP Number for the post-split shares is 320097-20-7.

     Under the approved action, based upon the 10,570,944 old shares outstanding on the effective date of July 12, 2004, the 1-for-10 reverse stock-split decreased the number of outstanding shares by approximately 90% which, after giving effect to an upward adjustment or “rounding up” for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock-split did not adversely effect any stockholder’s proportionate equity interest in the Company, subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea. Each post-split share continues to be entitled to one vote at each stockholders’ meeting as was the case with each outstanding old share.

     In connection with the implementation of a 1-for-10 reverse stock-split, no certificate or script representing any fractional share interest is to be issued, but a holder of the old shares received in lieu of any fraction of a post-split share to which the holder would otherwise be entitled a single, whole post-split shares on a “rounding up” basis without regard to any price. The result of this “rounding up” process increase slightly the holdings of those stockholders who held a number of old shares which was not evenly divisible by ten, resulting in an increase of 534 shares.

     FEPI’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not resulted in any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: Wespac Investors Trust III, Case No. 94-00228-K-11 in the United Sates Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of Wespac Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of Wespac or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock-split.

     No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock-split.

     As of March 24, 2005, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.

     During the three years ended December 31, 2004, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any repurchase program.

Item 6. Selected Financial Data.

     The selected consolidated historical financial data presented below for the five fiscal years ended December 31, 2004 are derived from the audited consolidated financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a “short period” from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, (iv) the acquisition by the Company of Carmel and an 81.6% limited partnership interest (subsequently increased to 99%) in CRSL, and (v) the disposition by the Company effective May 1, 2004 of the Common Stock of Carmel and the 99% limited partnership interest in CRSL. The following data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 31,
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:	2004	2003	2002	2001	2000

Revenues	181,000	53,541	34	49,023	285,733

Operating Costs	—	—	—	—	—

General and Administrative	60,850	32,079	34,408	121,420	70,554

Interest Expense	—	—	—	29,107	326,471

Earnings (loss) from continuing operations	120,150	21,462	(34,374)	(101,504)	(111,292)

Impairment Loss	(37,931,116)	—	—	—	—

Earnings (loss) from discontinued operations	45,715	207,254	189,230	104,591	—

Net Earnings (loss)	(37,765,251)	228,716	154,856	3,087	(111,292)

Net Earnings (loss) per share:
From continuing operations	0.11	0.02	(0.03)	(0.10)	(0.11)
From discontinued operations	(35.82)	0.20	0.18	0.10	—
Earnings (loss)	(35.71)	0.22	0.15	—	(0.11)

Weighted Average Shares Outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

CONSOLIDATED BALANCE SHEET DATA:

Total Assets	2,631,209	41,519,453	41,465,237	47,282,650	55,259,416

Short Term Debt	—	—	—	9,171,201	2,048,559

Stockholders’ Equity	182,273	37,947,524	37,718,807	37,563,951	37,560,864

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

Liquidity and Capital Resources

     At December 31, 2004, the Company had total assets of $2,631,209. Of that amount, $4,621 was held in cash. The Company had no long-term debt at December 31, 2004. During the second quarter of 2004, the Company exchanged its investment in two subsidiaries for $250,000 cash and a note receivable in the amount of $1,822,540.

Results of Operations

     Net loss was $37,765,251 in 2004 compared to the prior year’s earnings of $228,716. The decrease was due to an impairment loss recorded prior to the sale of subsidiaries. Earnings from continuing operations totaled $120,150, which is an increase compared to the prior year’s earnings from continuing operations due to an increase in interest income.

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

     Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

Item 8. Financial Statements and Supplementary Data.

     The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2004, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

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

     The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See “Item 13. Certain Relationships and Related Transactions.” On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004 to serve with Ken L. Joines, resulting in one vacancy remaining on the Board of Directors. Also on January 14, 2005, the following individuals were elected to the positions described below:

Name	Age	Position with the Company
Louis J. Corna	56	Vice President and Secretary

Ken L. Joines	37	Vice President and Treasurer

     Louis J. Corna has been a Director and Vice President of the Company since June 1, 2004 and Secretary since January 14, 2005. He is Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President - Tax (December 2000 to June 2001) of Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”) and Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”) and Prime Income Asset Management, LLC (“Prime”); Private Attorney (January 2000 to December 2000); Vice President - Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President - Taxes (July 1991 to February 1998) of Whitman Corporation. IOT has a class of securities listed and traded on the American Stock Exchange, Inc. and TCI and ARL each has a class of equity securities listed and traded on the New York Stock Exchange, Inc.

     Ken L. Joines has been a Director (since February 1, 2002) and Vice President (since January 1, 2004) of the Company and Treasurer (since January 14, 2005). He is Vice President, Secretary and Treasurer (since March 2001) and Director (since April 2001) of Syntek West, Inc., an administrative services company and the advisor to IOT based in Dallas, Texas; for more than five years prior thereto through March 2001, Mr. Joines was employed by Whitson Management Group, a fee-only financial planning and business consulting firm based in Phoenix, Arizona, in various financial advisory capacities, the last of which was as Vice President and Chief Financial Officer. Mr. Joines has been a director of IOT since July 2003.

     There are no family relationships among the directors or executive officers of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

     The Company’s Board of Directors acted upon 11 matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

     The Board of Directors adopted on February 23, 2004 Code of Ethics for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

     Shareholders may also send communications to Board members by either sending a communication to the Board or a particular Board member in care of the Secretary of First Equity Properties, Inc. at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

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

Item 11. Executive Compensation.

     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2004, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 18, 2005, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Amount and
Nature of
	Name and Address of	Beneficial	Percent
Title of Class	Beneficial Owner	Ownership	of Class
Shares of Common Stock,	Nevada Sea Investments, Inc.	792,821	74.96%
par value $0.01 per share	1800 Valley View Lane, Suite 300	shares
Dallas, Texas 75234

(1)	Based on 1,057,628 shares of common stock outstanding on March 24, 2005.

     As of March 18, 2005, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Amount and
Nature of
	Name and Address of Beneficial	Beneficial	Percent of
Title of Class	Owner	Ownership	Class(a)
Shares of Common Stock,	Louis J. Corna	792,821(b)	74.96%
par value $0.01 per share	1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Shares of Common Stock,	Ken L. Joines	none	none
par value $0.01 per share	1755 Wittington Place, Suite 340
Dallas, Texas 75234

Shares of Common Stock,	Scott T. Lewis	792,821(b)	74.96%
par value $0.01 per share	1800 Valley View Lane, Suite 300
Dallas, Texas 75234

Shares of Common Stock,	All officers and directors as a group (2	792,821(b)	74.96%
par value $0.01 per share	persons)

(a)	Based on 1,057,628 shares of common stock outstanding on March 24, 2005.

(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Lewis) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Lewis have disclaimed any beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions.

     On June 25, 1996, in connection with the Modified Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. Subsequent to the initial advance, Nevada Sea and/or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. During 1999, the Company repaid all amounts advanced together with interest at the rate of 8% per annum.

     Effective January 1, 1997, the Company acquired from SWI all of the issued and outstanding common stock of Carmel and an 81.6% limited partnership interest (later increased to 99%) in CRSL for an aggregate purchase price of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up of the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See “Item 1. Business,” for a brief description of businesses of Carmel and CRSL and see the Notes to the Financial Statements. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from SWI. Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of Carmel and a 99% limited partnership interest in CRSL for an aggregate sale price of $2,072,540 (a basis equivalent to ten times the management fees collected by Carmel and CRSL during 2003) to Regis.

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

     Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of Carmel and a 99% limited partnership interest in CRSL for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. During the fiscal year ended December 31, 2003, Carmel had management income of $111,462 and CRSL had management income of $95,792. The general partner of CRSL is BCM. The purchaser, Regis, performs certain property management and real estate and brokerage activities for other entities. Regis paid cash of $250,000 to FEPI and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of FEPI on demand or, if no demand is made prior thereto, on April 30, 2009, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the common stock of Carmel and partnership interest of CRSL sold by the Company.

Item 14. Principal Accounting Fees and Services.

     The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2004 and 2003 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C.:

Type of Fees	2004	2003
Audit Fees	$13,500	$10,000
Audit Related Fees	—	—
Tax Fees — preparation of corporate federal income tax returns	$2,355	$1,650
All Other Fees	—	—

     There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following documents are filed as part of this report:

2.	Financial Statement Schedules.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit
Designation	Description of Exhibit
2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit
Designation	Description of Exhibit

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996).

3.7	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K of First Equity Properties, Inc. for event reported May 1, 2004).

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31*	Certification of Acting Principal Executive Officer and Chief Financial Officer

32*	Rule 1350 Certification by Acting Principal Executive Officer and Chief Financial Officer

* filed herewith

SIGNATURES

     Pursuant to to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 29, 2005	FIRST EQUITY PROPERTIES, INC.

	By:	/s/ Ken L. Joines

Ken L. Joines, Director, Vice President
and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ Louis J. Corna	Director, Vice President and Secretary	March 29, 2005
Louis J. Corna

/s/ Ken L. Joines	Director, Vice President and Treasurer (Chief Accounting Officer)	March 29, 2005
Ken L. Joines

FIRST EQUITY PROPERTIES, INC.
AND SUBSIDIARIES
FINANCIAL STATEMENTS
Years ended December 31, 2004, 2003 and 2002

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Equity Properties, Inc. and Subsidiaries

We have audited the accompanying balance sheets of First Equity Properties, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

March 29, 2005
Plano, Texas

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
December 31,

	2004	2003
ASSETS
Cash and cash equivalents	$4,621	$6,127
Notes and interest receivable - affiliate	2,626,588	638,531
Accounts receivable – affiliate	—	83,386
Net assets held for sale	—	40,003,656

	$2,631,209	$40,731,700

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable - affiliate	$2,448,936	$2,784,176

Total liabilities	2,448,936	2,784,176

Shareholders’ equity
Preferred stock, $.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings	(1,204,985)	36,560,266

Total shareholders’ equity	182,273	37,947,524

	$2,631,209	$40,731,700

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2004	2003	2002
Revenue
Interest income	$181,000	$53,541	$34

	181,000	53,541	34
Operating expenses
Legal and accounting	54,115	28,825	30,329
General and administrative	6,735	3,254	4,079

Total operating expenses	60,850	32,079	34,408

Earnings (loss) from continued operations	120,150	21,462	(34,374)

Earnings from discontinued operations	45,715	207,254	189,230

Impairment loss	(37,931,116)	—	—

NET EARNINGS (LOSS)	$(37,765,251)	$228,716	$154,856

Earnings (loss) per share

Net earnings (loss ) from continuing operations	$0.11	$0.02	$(0.03)

Discontinued operations	$(35.82)	$0.20	$0.18

Net earnings (loss)	$(35.71)	$0.22	$0.15

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

					Capital	Retained
	Common Stock		Preferred Stock		in excess	earnings	Total
	Shares	Amount	Shares	Amount	of par	(deficit)	equity
Balances at January 1, 2002	1,057,628	$10,576	—	—	$1,376,682	$36,176,693	$37,563,951

Net earnings	—	—	—	—	—	154,856	154,856

Balances at December 31, 2002	1,057,628	$10,576	—	—	$1,376,682	$36,331,549	$37,718,807

Net earnings	—	—	—	—	—	228,716	228,716

Balances at December 31, 2003	1,057,628	$10,576	—	—	$1,376,682	$36,560,266	$37,947,524

Net loss	—	—	—	—	—	(37,765,251)	(37,765,251)

Balances at December 31, 2004	1,057,628	$10,576	—	—	$1,376,682	$(1,204,985)	$182,273

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(37,765,251)	$228,716	$154,856
Adjustments to reconcile net earnings (loss) to net cash used for operating activities
Impairment loss	37,931,116	—	—
(Increase) decrease in
Interest receivable	(165,517)	—	—
Accounts receivable - affiliate	—	(8)	5,609
Increase (decrease) in
Accounts payable - affiliate	(251,854)	(174,501)	(164,000)

Net cash used for operating activities	(251,506)	(54,207)	(3,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries	250,000	—	—
Payments received on notes receivable	—	53,530	—

Net cash provided by investing activities	250,000	53,530	—

Net increase (decrease) in cash and cash equivalents	(1,506)	677	(3,535)

Cash and cash equivalents at beginning of period	6,127	5,450	8,985

Cash and cash equivalents at end of period	$4,621	6,127	5,450

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

NOTE A - HISTORY

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
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company and its subsidiaries provided management services to a variety of commercial and residential real estate entities throughout the continental United States. Effective October 1, 1999, substantially all of the contracts for management services were transferred from the Company. Effective May 1, 2004, the Company sold its subsidiaries to a related party. With the sale of the subsidiaries available to engage in property management and real estate brokerage activities, the Company currently has no active business operations and no subsidiaries. Management of the Company is exploring alternatives, seeking to establish and/or acquire new business operations for the Company.

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

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE D – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the years ended December 31, 2004, 2003 and 2002, income from discontinued operations relates to the disposition of subsidiaries providing management services.

In May 2004, the Company sold the subsidiaries of the Company that provide management services for $250,000 cash and a note receivable in the amount of $1,822,540. Prior to that, because of the pending sale, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of the those two subsidiaries that provided the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.

The impairment loss resulted in the generation of a deferred tax asset of approximately $13,300,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE D – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS - continued

December 31, 2003 balances have been reclassed to present the assets of the two subsidiaries under the caption “net assets held for sale.” The following table details the assets and liabilities comprising “net assets held for sale” in the financial statements at December 31, 2003 for the entities sold.

Accounts receivable - affiliate	$262,960
Investments - affiliate	40,528,349
Accounts payable and minority interest	(787,653)

Net equity in subsidiaries to be sold	$40,003,656

The investment in Realty Advisors, Inc. preferred stock included in Net Assets Held for Sale at December 31, 2003 in the amount of $40,528,349 represents 416,632 shares of no par value, non-voting preferred stock with a liquidation value of $110 per share. These shares do not earn dividends. Realty Advisors, Inc. is an affiliated company who invests in real estate directly and indirectly through investments in real estate entities. At June 30, 2003, Realty Advisors, Inc. had total assets of $194,823,808, total liabilities of $90,509,701 and total shareholders equity of $101,314,107.

The results of discontinued operations of the subsidiaries consisted of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Operating revenues	$45,715	$207,254	$189,230

Net income from discontinued operations	$45,715	$207,254	$189,230

NOTE E– REVERSE STOCK SPLIT

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
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE F - NOTES PAYABLE - AFFILIATE

The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand.

NOTE G - INCOME TAXES

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2004, 2003 and 2002 as a result of the following:

	2004	2003	2002
Computed expected tax expense	$—	$80,000	$54,000
Net operating loss carryforward	—	(80,000)	54,000

	$—	$—	$—

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses and an offsetting valuation allowance. The Company’s total deferred tax asset and corresponding valuation allowance at December 31, 2004, 2003, and 2004 consisted of the following:

	2004	2003	2002
Deferred tax asset
Net operating loss carryforward and bases differences for book to tax	$13,300,000	$6,427	$86,447

Less: Valuation Allowance	(13,300,000)	(6,427)	(86,447)

Net deferred tax asset	—	—	—

The deferred tax asset that arose related to the net operating loss carryforward has been reduced to $-0- as management cannot be assured of the utilization of the deferred tax asset.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE H - FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 follow:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$2,621	$2,621	$6,127	$6,127
Note and interest receivable - affiliate	2,626,588	2,626,588	638,531	638,531
Accounts receivable – affiliate	—	—	83,386	83,386
Net assets held for sale	—	—	40,003,656	40,003,656
Accounts payable – affiliate	2,448,936	2,448,936	2,784,176	2,784,176

The carrying values of cash and cash equivalents, accounts receivable – affiliate, notes receivable – affiliate and accounts payable – affiliate approximate fair value due to short-term maturities of these assets and liabilities.

The fair value of Net assets held for sale at December 31, 2003 has been determined by the sales price of the subsidiaries in 2004, which reduced the carrying amount to what is reflected on the accompanying balance sheet.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company could become involved in various legal actions incidental to its business. In Management’s opinion, if any of these were to arise, none of these actions would have a material adverse effect on the Company’s financial position.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS - Continued
December 31, 2004, 2003 and 2002

NOTE J - SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Cash paid during the year for:
Interest	$—	$—	$—

Noncash investing and financing activities:
Sale of subsidiaries in exchange for note receivable	1,822,540	—	—
Exchange of investments for note receivable	—	585,000	—
Redemption of preferred stock to settle an account payable to affiliate	—	—	5,308,225
Exchange of account payable for accounts receivable affiliate	—	—	500,000

NOTE K - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies’ matching contribution is a discretionary percentage of electing employees’ contributions, and totaled $-0-, $-0- and $-0- in 2004, 2003 and 2002, respectively.

NOTE L – COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2004, 2003, and 2002, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.