Form 10-Q
period 2005-03-31
FIRST EQUITY PROPERTIES INC
filed 2005-05-16
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☑. No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑. No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2005, registrant had 1,057,628 shares of Common Stock issued and outstanding.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

FORM 10-Q
March 31, 2005

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31,
	(Unaudited)	2004
ASSETS

Cash and cash equivalents	$2,611	$4,621
Notes and interest receivable	2,682,452	2,626,588

	$2,685,063	$2,631,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable — affiliate	$2,448,936	$2,448,936

Total liabilities	2,448,936	2,448,936

Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(1,151,131)	(1,204,985)

Total shareholders’ equity	236,127	182,273

	$2,685,063	$2,631,209

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Revenue
Interest income	$59,365	$14,587

	59,365	14,587

Operating expenses
General and administrative	1,136	736
Legal and professional fees	4,375	4,937

Total operating expenses	5,511	5,673

Net income from continuing operations	53,854	8,914

Income from discontinued operations	—	45,715
Impairment loss	—	(37,931,116)

NET EARNINGS (LOSS)	$53,854	$(37,876,487)

Earnings (loss) per share
Net earnings from continuing operations	$.05	$.01
Discontinued operations	—	(35.82)

Net earnings (loss)	$.05	$(35.81)

Weighted average shares outstanding	1,057,628	1,057,628

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$53,854	$(37,876,487)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities
Impairment loss	—	37,931,116
(Increase) decrease in
Interest receivable	(55,864)	(14,585)
Accounts receivable — affiliate	—	(5,000)
Increase (decrease) in
Accounts payable — affiliate	—	(33,900)

Net cash provided by (used for) operating activities	(2,010)	1,144

Net increase (decrease) in cash and cash equivalents	(2,010)	1,144

Cash and cash equivalents at beginning of period	4,621	6,127

Cash and cash equivalents at end of period	$2,611	$7,271

Interest paid for the period	2,500	—
Taxes paid for the period	—	—

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE A - BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

NOTE B – DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the three months ended March 31, 2004, income from discontinued operations related to the disposition of subsidiaries providing management services.

In May 2004, the Company sold the subsidiaries of the Company that provided management services for total consideration of $2,072,540. In the quarter ended March 31, 2004, the Company recorded an impairment of $37,931,116, representing the write down of certain assets of those two subsidiaries that provided the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE B – DISCONTINUED OPERATIONS - continued

The impairment loss resulted in the generation of a deferred tax asset of approximately $13,300,000 for which a valuation allowance of the entire amount was provided since management cannot be assured of the utilization of the deferred tax asset.

The results of discontinued operations of the subsidiaries consisted of the following for the quarters ended March 31, 2005 and March 31, 2004:

	March 31,	March 31,
	2005	2004
Operating revenues	$—	$45,715

Net income from discontinued operations	$—	$45,715

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues from operations increased to $59,365 from prior year of $14,587 due to increased interest income because of the new note receivable that was in place in 2005 that was not there in 2004. Total operating expenses decreased to $5,511 in 2005 from $5,673 in 2004. The decrease in operating expenses was due to a slight reduction in legal and professional fees in 2005.

The discontinued operations in 2004 represent the income from the management contracts of the subsidiaries that were sold in May 2004.

Financial Condition and Liquidity

At March 31, 2005, the Company had total assets of $2,685,063 compared to $2,631,209 at December 31, 2004. Cash and cash equivalents were $2,611. The increase in assets results from the accrual of interest receivable on the notes receivable.

Total liabilities remained the same from December 31, 2004 to March 31, 2005.

Item 4. Controls and Procedures

(a) Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer and Acting Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company’s Vice President, Treasurer and Acting Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

FIRST EQUITY PROPERTIES, INC.

May 16, 2005	/s/	Ken L. Joines,
Vice President and Treasurer (Acting Principal Executive Officer and Chief Financial and Accounting Officer)