Form 10-K/A
period 2004-12-31
FIRST EQUITY PROPERTIES INC
filed 2005-05-25
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 1 TO
ANNUAL REPORT ON FORM 10-K FOR
FIRST EQUITY PROPERTIES, INC.

      The undersigned Registrant hereby amends the following items, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•	New pages F-12 and F-13 have been added continuing Note M — Quarterly Data (unaudited), which is hereby added to the Report.

•	Page F-1 — The Accountant’s Report has been amended to include the Accountant’s conforming signature.

•	Page 18, Exhibit 31 has been amended to include Ken L. Joines’ conforming signature.

•	Page 19, Exhibit 32 has been amended to include Ken L. Joines’ conforming signature.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

Date: May 23, 2005	FIRST EQUITY PROPERTIES, INC.
	By:	/s/ Ken L. Joines
Ken L. Joines, Vice President and
Treasurer (Acting Principal Executive Officer, Chief Financial and Accounting Officer)

1

      5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      Dated: March 29, 2005.

/s/ Ken L. Joines
Ken L. Joines, Vice President and Treasurer
(Acting Principal Executive Officer and Chief Financial and Accounting Officer)

18

Exhibit 32

OFFICERS’ SECTION 1350 CERTIFICATIONS

      The undersigned officer of First Equity Properties, Inc., a Nevada corporation (the “Company”), hereby certifies that (i) the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.

      Dated: March 29, 2005.

/s/ Ken L. Joines
Ken L. Joines, Vice President and Treasurer
(Acting Principal Executive Officer and Chief Financial and Accounting Officer)

19

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

FARMER, FUQUA & HUFF, P.C.

/s/ FARMER, FUQUA & HUFF, P.C.

March 29, 2005
Plano, Texas

F-1

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

NOTE M — QUARTERLY DATA (UNAUDITED)

The table below reflects the Partnership’s selected quarterly information for the years ended December 31, 2004 and 2003.

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$14,587	$45,045	$60,683	$60,685
Operating expenses	5,673	13,887	26,720	14,570
Net income from continuing operations	8,914	31,158	33,963	46,115

Discontinued operations	45,715	—	—	—
Impairment loss	(37,931,116)	—	—	—

Net income (loss) attributable to Common shares	(37,876,487)	31,158	33,963	46,115

Earnings (loss) per share:
Net earnings from continuing operations	.01	.03	.03	.04
Discontinued operations	(35.82)	—	—	—
Net income (loss) applicable to Common shares	(35.81)	.03	.03	.04

      Quarterly results for the first quarter of 2004 presented differ from those previously reported in FEPI’s originally filed Form 10-Qs due to the recalculation of EPS to reflect the effect of a one-for-ten reverse stock split that took place at the beginning of the third quarter 2004. The following chart represents FEPI’s 2004 quarterly data as originally reported:

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$14,587	$45,045	$60,683	$60,685
Operating expenses	5,673	13,887	26,720	14,570
Net income from continuing operations	8,914	31,158	33,963	46,115

Discontinued operations	45,715	—	—	—
Impairment loss	(37,931,116)	—	—	—

Net income (loss) attributable to Common shares	(37,876,487)	31,158	33,963	46,115

Earnings (loss) per share:
Net earnings from continuing operations	—	.03	.03	.04
Discontinued operations	(3.58)	—	—	—
Net income (loss) applicable to Common shares	(3.58)	.03	.03	.04

F-12

FIRST EQUITY PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

NOTE M — QUARTERLY DATA (UNAUDITED) – continued

	Year ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$9,459	$14,587	$14,748	$14,747
Operating expenses	1,521	26,635	2,402	1,521
Net income from continuing operations	7,938	(12,048)	12,346	13,226

Discontinued operations	47,555	47,256	72,162	40,281

Net income (loss) attributable to Common shares	55,493	35,208	84,508	53,507

Earnings (loss) per share:
Net earnings from continuing operations	—	(.01)	.01	.01
Discontinued operations	.05	.04	.07	.04
Net income (loss) applicable to Common shares	.05	.03	.08	.05

      Quarterly results presented differ from those previously reported in FEPI’s originally filed Form 10-Qs due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS 144 and to the recalculation of EPS to reflect the effect of a one-for-ten reverse stock split that took place at the beginning of the third quarter 2004. The following chart represents FEPI’s 2003 quarterly numbers as originally reported:

	Year ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$57,014	$61,843	$86,910	$55,028
Operating expenses	1,521	26,635	2,402	1,521
Net income from continuing operations	55,493	35,208	84,508	53,507

Net income (loss) attributable to Common shares	55,493	35,208	84,508	53,507

Earnings (loss) per share:
Net income (loss) applicable to Common shares	—	—	.01	—

F-13