Form 10-Q
period 2005-06-30
FIRST EQUITY PROPERTIES INC
filed 2005-08-19
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
Commission file number 0-11777
FIRST EQUITY PROPERTIES, INC.
(Exact name of registrant as specified in the charter)

Nevada	95-6799846

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
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
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of June 30, 2005, registrant had 1,057,628 shares of Common Stock issued and outstanding.

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
June 30, 2005

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS
ASSETS

	June 30, 2005	December 31,
	(Unaudited)	2004
Cash and cash equivalents	$951	$4,621
Notes and interest receivable	2,548,741	2,626,588

	$2,549,692	$2,631,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable — affiliate	$2,259,340	$2,448,936

Total liabilities	2,259,340	2,448,936

Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(1,096,906)	(1,204,985)

Total shareholders’ equity	290,352	182,273

	$2,549,692	$2,631,209

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF EARNINGS
For the three months and six months ended June 30, 2005 and 2004
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Interest income	$60,023	$45,045	$119,388	$59,632

	60,023	45,045	119,388	59,632
Operating expenses
General and administrative	754	1,157	1,890	1,893
Legal and professional fees	5,044	12,730	9,419	17,667

Total operating expenses	5,798	13,887	11,309	19,560

Net income from continuing operations	54,225	31,158	108,079	40,072

Income from discontinued operations	—	—	—	45,715
Impairment loss	—	—	—	(37,931,116)

NET EARNINGS (LOSS)	$54,225	$31,158	$108,079	$(37,845,329)

Earnings (loss) per share
Net earnings from continuing operations	$.05	$.03	$.10	$.04
Discontinued operations	—	—	—	(35.82)
Net earnings (loss)	$.05	$.03	$.10	$(35.78)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$108,079	$90,701
Adjustments to reconcile net income to net cash provided by (used for) operating activities
(Increase) decrease in
Interest receivable	77,847	(24,041)
Accounts receivable — affiliate	—	12,590
Increase (decrease) in
Accounts payable — affiliate	(189,596)	(77,500)

Net cash provided by (used for) operating activities	(3,670)	1,750

Net increase (decrease) in cash and cash equivalents	(3,670)	1,750

Cash and cash equivalents at beginning of period	4,621	5,450

Cash and cash equivalents at end of period	$951	$7,200

Noncash investing and financing activities:

Exchange of investment for note receivable	—	585,000

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by First Equity Properties, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.
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
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE B — DISCONTINUED OPERATIONS — continued
The impairment loss resulted in the generation of a deferred tax asset of approximately $13,000,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.
The results of discontinued operations of the subsidiaries consisted of the following for the three months and six months ended June 30, 2005 and June 30, 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$—	$45,715

Net income from discontinued operations	$—	$—	$—	$45,715
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
Results of Operations
Three months ended June 30, 2005 compared to three months ended June 30, 2004
Currently the Company’s primary assets are interest bearing securities. Revenues from operations increased to $60,023 from prior year of $45,045 due to higher interest income as a result of three full months in 2005 of interest income from the note receivable received in the second quarter of 2004. Total operating expenses decreased to $5,798 in 2005 from $13,887 in 2004. The decrease in operating expenses was due to lower legal and professional fees in 2005.
Six months ended June 30, 2005 compared to six months ended June 30, 2004
Revenues from operations increased to $119,388 from prior year of $59,632 due to higher interest income as a result of six full months in 2005 of interest income from the note receivable received in the second quarter of 2004. Total operating expenses decreased to $11,309 in 2005 from $19,560 in 2004. The decrease in operating expenses was due to lower legal and professional fees in 2005. The discontinued operations represent the income from the management contracts of the company that were sold in May 2004.
Financial Condition and Liquidity
At June 30, 2005, the Company had total assets of $2,549,692 compared to $2,631,209 at December 31, 2004. Cash and cash equivalents were $951. Total liabilities were $2,259,340 versus $2,448,936 at December 31, 2004. The decrease in assets resulted from the collection of interest receivable which was then used to pay liabilities.
Item 4. Controls and Procedures
Based upon their most recent evaluation, which was completed as of the end of the period covered by this report, the Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005 to ensure that information required to be disclosed in reports within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

August 19, 2005	/s/ Ken L. Joines,
Vice President, Secretary and Chief Accounting Officer