Form 10-Q
period 2005-09-30
FIRST EQUITY PROPERTIES INC
filed 2005-11-21
CIK 726516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission file number 0-11777
FIRST EQUITY PROPERTIES, INC.
(Exact name of registrant as specified in the charter)

Nevada	95-6799846

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
1800 Valley View Lane, Suite 300, Dallas, Texas 75234

(Address of principal executive offices)
214-750-5800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑. No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 30, 2005, registrant had 1,057,628 shares of Common Stock issued and outstanding.

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
September 30, 2005

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	Sep 30, 2005	December 31,
	(Unaudited)	2004
ASSETS
Cash and cash equivalents	$6,624	$4,621
Notes and interest receivable — related party	2,407,540	2,626,588

	$2,414,164	$2,631,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — related party	$2,069,713	$2,448,936

Total liabilities	2,069,713	2,448,936

Stockholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(1,042,807)	(1,204,985)

Total stockholders’ equity	344,451	182,273

	$2,414,164	$2,631,209

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF EARNINGS
For the three months and nine months ended September 30, 2005 and 2004
(Unaudited)

	Three months ended Sep 30,		Nine months ended Sep 30,
	2005	2004	2005	2004
Revenue
Interest income — related party	$60,683	$60,683	$180,071	$120,315

	60,683	60,683	180,071	120,315

Operating expenses
General and administrative	1,428	3,766	3,318	5,659
Legal and professional fees	5,156	22,954	14,575	40,621

Total operating expenses	6,584	26,720	17,893	46,280

Net income from continuing operations	54,099	33,963	162,178	74,035

Income from discontinued operations	—	—	—	45,715
Impairment loss	—	—	—	(37,931,116)

NET EARNINGS (LOSS)	$54,099	$33,963	$162,178	$(37,811,116)

Earnings (loss) per share
Net earnings from continuing operations	$.05	$.03	$.15	$.07
Discontinued operations	—	—	—	(35.82)
Net earnings (loss)	$.05	$.03	$.15	$(35.75)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$162,178	$(37,811,366)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Impairment loss	—	37,931,116
(Increase) decrease in
Interest receivable	219,048	(120,312)
Increase (decrease) in
Accounts payable	—	1,191
Accounts payable — affiliate	(379,223)	(256,118)

Net cash provided by (used for) operating activities	2,003	(259,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries	—	250,000

Net cash provided by (used for) investing activities	—	250,000

Net increase (decrease) in cash and cash equivalents	2,003	(5,489)

Cash and cash equivalents at beginning of period	4,621	6,127

Cash and cash equivalents at end of period	$6,624	$638

Noncash investing and financing activities:

Note received in sale of subsidiaries	—	1,822,540

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
NOTE B – DISCONTINUED OPERATIONS — continued
The impairment loss resulted in the generation of a deferred tax asset of approximately $13,000,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.
The results of discontinued operations of the subsidiaries consisted of the following for the three months and nine months ended September 30, 2005 and September 30, 2004:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2005	2004	2005	2004
Operating revenues	$—	$—	$—	$45,715
Net income from discontinued operations	$—	$—	$—	$45,715
NOTE C – REVERSE STOCK SPLIT
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
Three months ended September 30, 2005 compared to three months ended September 30, 2004
Currently the Company’s primary assets are interest-bearing securities. Revenues from operations in 2005 were the same as the prior year. Total operating expenses decreased to $6,584 in 2005 from $26,720 in 2004. The decrease in operating expenses was due to lower legal and professional fees in 2005.
Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
Revenues from operations increased to $180,071 from prior year of $120,315 due to higher interest income as a result of nine full months in 2005 of interest income from the note receivable received in the second quarter of 2004. Total operating expenses decreased to $17,893 in 2005 from $46,280 in 2004. The decrease in operating expenses was due to lower legal and professional fees in 2005. The discontinued operations represent the income from the management contracts of the company that were sold in May 2004. Also, the impairment loss in 2004 is not present in 2005.
Financial Condition and Liquidity
At September 30, 2005, the Company had total assets of $2,414,164 compared to $2,631,209 at December 31, 2004. Cash and cash equivalents increased to $6,624 at September 30, 2005 from $4,621 at December 31, 2004. Total liabilities were $2,069,713 versus $2,448,936 at December 31, 2004. The decrease in assets results from the collection of interest receivable which was in turn used to pay liabilities.
Item 4. Controls and Procedures
Based upon their most recent evaluation, which was completed as of the end of the period covered by this report, the Acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2005 to ensure that information required to be disclosed in reports within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II Other Information
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      During the quarter covered by this report, the registrant did not sell or repurchase any of its equity securities nor does registrant have any plan approved by the Board of Directors to do so.
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

FIRST EQUITY PROPERTIES, INC.
November 21, 2005	/s/ Ken L. Joines,
Vice President, Secretary and Chief
Accounting Officer