Form 10-K
period 2005-12-31
FIRST EQUITY PROPERTIES INC
filed 2006-04-13
CIK 726516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-11777
First Equity Properties, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1800 Valley View Lane, Suite 800
Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone Number, including area code 214-750-5800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold or the average bid and ask price of such Common Stock as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. A total of 264,807 shares were held as of June 30, 2005 by persons believed to be non-affiliates of the Registrant.
     As of March 31, 2006, there were 1,057,628 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
NONE

PART I
Forward-Looking Statements
     This report of First Equity Properties, Inc. may contain forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding any future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for the future operations. Forward-looking statements may be identified by the words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” or the negative of these terms and include the assumptions that underlie such statements. Actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties and other factors that might cause such differences, some of which could be material, including but not limited to economic and other market conditions, financing risks (such as the inability to obtain debt or equity financing on favorable terms), the level and volatility of interest rates, as well as other risks identified in this report, including those set forth in the section entitled “Item 1.A. Risk Factors.” All forward-looking statements in this report are based on information available to management as of the date hereof, and management assumes no obligation to update any such statements. The information in this report should be read in conjunction with the financial statements and notes thereto included in this report.
Item 1. Business.
     First Equity Properties, Inc. (“we” or “FEPI” or the “Company”) was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. Its fiscal year ends December 31 of each year.
     Prior to January 1, 1997, the predecessor of the Company’s only business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties were sold. During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but until May 1, 2004 remained available to engage in property management and real estate brokerage activities. Effective May 1, 2004, the Company sold its subsidiaries to Regis Realty I, LLC, a Texas limited liability company (“Regis”). See “Property Management and Real Estate Brokerage” below. Since May 1, 2004, the Company’s principal line of business and source of revenue has been earnings on investments and interest on receivables.
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
Hospitality Business
     Prior to January 1, 1997, the predecessor (Wespac) of the Company’s only business consisted of ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997 and foreclosed on by the Company in January 1998) located in Spokane, Washington. The two Comfort Inn hotels were The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the “Spokane Properties.”
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
     Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer d’Alene, Idaho which has since been sold. Such Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See “Item 13. Certain Relationships and Related Transactions.” During January 1998,

the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable. See the Notes to the Financial Statements.
     Such dispositions ended the Company’s direct ownership in the hospitality line of business.
Property Management and Real Estate Brokerage
     Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation (“Carmel”), and an 81.6% limited partnership interest (subsequently increased to 99%) in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation (“BCM”) which, until June 30, 2003, was the contractual advisor to and/or performed administrative services for three other publicly held entities engaged in the real estate business. See also “Item 12. Certain Relationships and Related Transactions.” Carmel was engaged in the management and direction of various portfolios of commercial real property including retail centers, office buildings, industrial properties and hotels. Carmel maintained the management responsibility for five hotels totaling 1,000 rooms and approximately 15,000,000 square feet of commercial real estate through September 30, 1999. CRSL managed multi-family portfolios which included over 32,000 multi-family units through seven third-party regional management companies through September 30, 1999.
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
     Carmel also provided real estate brokerage services (on a nonexclusive basis) to three publicly-traded real estate entities and a number of other entities and individuals and received brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services included assistance in locating, leasing or purchasing real estate. Carmel received fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.
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
Item 1.A. Risk Factors.
     An investment in equity securities of the Company involves a high degree of risk as there is no active trading market for our securities, and liquidity is not assured. You should carefully consider the following information keeping in mind that the matters described below are not the only potential risks that may affect the Company. Additional risks which we do not presently consider material or of which we are not currently aware may also have an adverse impact upon us.
Our governing documents contain anti-takeover provisions that make it difficult for a third party to seek to acquire control of us.
     Certain provisions of the Articles of Incorporation, Bylaws and Nevada law could, together or separately, discourage, delay or prevent a third party from acquiring the Company, even if doing so might benefit stockholders. The provisions may also affect the price investors might be able to receive for their shares of the Company’s Common Stock. Examples of these provisions are:
•	The right of our Board of Directors to issue preferred stock with rights and privileges which are senior to the Common Stock, without prior stockholder approval.

•	Certain limitations upon the stockholders to make, adopt, alter, amend, change or repeal the Bylaws of the Corporation except by a vote of 66b% of the holders of record of shares outstanding.

•	So-called business combination “control” requirement when the combination involves the Company and a person that beneficially owns 20% or more of the outstanding Common Stock, except under certain circumstances.
In addition, while one entity is currently the owner of approximately 75% of the issued and outstanding Common Stock, the likelihood of any offer to acquire significant position in the Company’s Common Stock is remote.
There is no established independent trading market for the shares of Common Stock of the Company.
     No trading market presently exists for the shares of Common Stock and its value is therefore not determinable. Holders of our Common Stock do not have a vested right to redeem their shares, and therefore may not be able to liquidate their investment in the event of an emergency or otherwise. There simply is no active trading market for the shares of Common Stock, and accordingly, the transferability of such shares is limited at best.

Since May 1, 2004, the Company has no active business operations and no subsidiaries.
     Since the sale of its subsidiaries available to engage in property management and real estate brokerage activities, the Company is exploring alternatives, seeking to establish and/or acquire new business operations for the Company. While Management has reviewed opportunities in various industries, and although discussions are continuing, Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future. Since May 1, 2004, the Company’s principal line of business and source of revenue has been earnings on investments and interest on receivables.
The Company is managed by the Board of Directors.
     Management has established the operating policies and procedures of the Company which may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of any such changes may adversely effect future operations. The Company’s business is conducted so as not to become a regulated investment company under the Investment Company Act which exempt entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate.”
Item 1.B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     The Company’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234. In the opinion of the Company’s Management, the Company’s offices are suitable and adequate for its present operations.
Item 3. Legal Proceedings.
     At December 31, 2005, and through March 31, 2006, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.
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
     As of March 31, 2006, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 2,400 holders of record.
     During the three years ended December 31, 2005, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any repurchase program.
Item 6. Selected Financial Data.
     The selected historical financial data presented below for the five fiscal years ended December 31, 2005 are derived from the audited financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a “short period” from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, (iv) the acquisition by the Company of Carmel and an 81.6% limited partnership interest (subsequently increased to 99%) in CRSL, and (v) the disposition by the Company effective May 1, 2004 of the Common Stock of Carmel and the 99% limited partnership interest in CRSL. The following data should be read in conjunction with the Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues	240,755	181,000	53,541	34	49,023

Operating Costs	—	—	—	—	—

General and Administrative	32,179	60,850	32,079	34,408	121,420

Other Income	—	36,736	—	—	—

Earnings (loss) from continuing operations	208,576	156,886	21,462	(34,374)	(101,504)

Impairment Loss	—	(37,947,748)	—	—	—

Earnings (loss) from discontinued operations	—	45,715	207,254	189,230	104,591

Net Earnings (loss)	208,576	(37,745,147)	228,716	154,856	3,087

Net Earnings (loss) per share:
From continuing operations	0.20	0.15	0.02	(0.03)	(0.10)
From discontinued operations	—	(35.84)	0.20	0.18	0.10
Earnings (loss)	0.20	(35.69)	0.22	0.15	—

Weighted Average Shares Outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

	Year Ended
	December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:

Total Assets	2,472,253	2,631,209	41,519,453	41,465,237	47,282,650

Short Term Debt	—	—	—	—	9,171,201

Stockholders’ Equity	410,953	202,377	37,947,524	37,718,807	37,563,951
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis provide information which Management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.
Year ended December 31, 2005 Compared to Year ended December 31, 2004
Liquidity and Capital Resources
     At December 31, 2005, the Company had total assets of $2,472,253. Of that amount, $4,029 was held in cash. The Company had no long-term debt at December 31, 2005. During the second quarter of 2004, the Company exchanged its investment in two subsidiaries for $250,000 cash and a note receivable in the amount of $1,822,540.
Results of Operations
     Net gain was $208,576 in 2005 compared to the prior year’s loss of $37,745,147. The increase was due to an impairment loss recorded prior to the sale of subsidiaries. The 2004 loss was due to an impairment loss recorded prior to the sale of subsidiaries. 2005 earnings were $208,576 versus earnings from 2004 continuing operations of $156,886. The Company’s continuing operations are the ownership and collection of loans.
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
     Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2005, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.
Item 8. Financial Statements and Supplementary Data.
     The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Based on their most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information.
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Directors and Executive Officers
     The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors is responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last fixing of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at an annual meeting of stockholders or appointed by the Company’s incumbent Board of Directors.
     The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See “Item 13. Certain Relationships and Related Transactions.” On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004 to serve with Ken L. Joines, resulting in one vacancy remaining on the Board of Directors. Also on January 14, 2005, Messrs. Corna and Joines were elected to the positions described in the table below.
     The names, ages and positions with the Company are set forth below.

Name	Age	Position with the Company
Louis J. Corna	58	Director, Vice President and Secretary

Ken L. Joines	38	Director, Vice President and Treasurer
     Louis J. Corna has been a Director and Vice President of the Company since June 1, 2004 and Secretary since January 14, 2005. He is Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President — Tax (December 2000 to June 2001) of Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”) and Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”) and Prime Income Asset Management, LLC (“Prime”); Private Attorney (January 2000 to December 2000); Vice President — Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President — Taxes (July 1991 to February 1998) of Whitman Corporation. IOT has a class of securities listed and traded on the American Stock Exchange, Inc. and TCI and ARL each has a class of equity securities listed and traded on the New York Stock Exchange, Inc.
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
     Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member in care of the Secretary of First Equity Properties, Inc. at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

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
Item 11. Executive Compensation.
     Neither the executive officers nor directors received salaries or cash compensation from the Company or its predecessor, Wespac, for acting in such capacity during the two years ended December 31, 2005, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, Wespac, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 31, 2006, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

		Amount and
		Nature of	Percent
	Name and Address of	Beneficial	of Class
Title of Class	Beneficial Owner	Ownership	(1)
Shares of Common Stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 31, 2006.

     As of March 31, 2006, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

		Amount and
		Nature of
	Name and Address of Beneficial	Beneficial	Percent of
Title of Class	Owner	Ownership	Class (a)
Shares of Common Stock, par value $0.01 per share	Louis J. Corna 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	Ken L. Joines 1755 Wittington Place, Suite 340 Dallas, Texas 75234	none	none

Shares of Common Stock, par value $0.01 per share	Steven A. Abney 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 31, 2006.

(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Abney) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Abney have disclaimed any beneficial ownership of such shares.
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
     Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of Wespac in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998 the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property in Couer dAlene, Idaho (since sold). See also the Notes to the Financial Statements.
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
Item 14. Principal Accounting Fees and Services.
     The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2005 and 2004 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C.:

Type of Fees	2005	2004
Audit Fees	$13,500	$13,500
Audit Related Fees	—	—
Tax Fees — preparation of corporate federal income tax returns	$1,285	$2,355
All Other Fees	—	—
     There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.
Item 15. Exhibits and Financial Statement Schedules.
     (a) Financial Statements. The following documents are filed as part of this report:

Page
1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	F-1

	Balance Sheets as of December 31, 2005 and 2004	F-2

	Statements of Operations for the three years ended December 31, 2005	F-3

	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2005	F-4

	Statements of Cash Flows for the three years ended December 31, 2005	F-5

	Notes to Financial Statements	F-6

2.	Financial Statement Schedules.

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

Dated: March 31, 2006.	FIRST EQUITY PROPERTIES, INC.

	By:	/s/ Ken L. Joines

Ken L. Joines, Director, Vice President
and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ Louis J. Corna	Director, Vice President and Secretary	March 31, 2006

Louis J. Corna

/s/ Ken L. Joines	Director, Vice President and Treasurer

Ken L. Joines	(Chief Accounting Officer)	March 31, 2006

FIRST EQUITY PROPERTIES, INC.
FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
First Equity Properties, Inc.
We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.
FARMER, FUQUA & HUFF, P.C.
/S/ FARMER, FUQUA & HUFF, P.C.
April 5, 2006
Plano, Texas

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS
December 31,

	2005	2004
ASSETS
Cash and cash equivalents	$4,029	$4,621
Notes and interest receivable — affiliate	2,468,224	2,626,588

	$2,472,253	$2,631,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$7,320	$—
Accounts payable — affiliate	2,053,980	2,428,832

Total liabilities	2,061,300	2,428,832

Shareholders’ equity
Preferred stock, $.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings	(976,305)	(1,184,881)

Total shareholders’ equity	410,953	202,377

	$2,472,253	$2,631,209

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2005	2004	2003
Revenue
Interest income	$240,755	$181,000	$53,541

	240,755	181,000	53,541

Operating expenses
Legal and accounting	27,806	54,115	28,825
General and administrative	4,373	6,735	3,254

Total operating expenses	32,179	60,850	32,079

Other income	—	36,736	—

Earnings from continued operations	208,576	156,886	21,462

Earnings from discontinued operations	—	45,715	207,254

Impairment loss	—	(37,947,748)	—

NET EARNINGS (LOSS)	$208,576	$(37,745,147)	$228,716

Earnings (loss) per share

Net earnings (loss ) from continuing operations	$0.20	$0.15	$0.02

Discontinued operations	$—	$(35.84)	$0.20

Net earnings (loss)	$0.20	$(35.69)	$0.22

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

					Capital	Retained
	Common Stock		Preferred Stock		in excess	earnings	Total
	Shares	Amount	Shares	Amount	of par	(deficit)	equity
Balances at January 1, 2003	1,057,628	$10,576	—	—	$1,376,682	$36,331,550	$37,718,808

Net earnings	—	—	—	—	—	228,716	228,716

Balances at December 31, 2003	1,057,628	$10,576	—	—	$1,376,682	$36,560,266	$37,947,524

Net loss	—	—	—	—	—	(37,745,147)	(37,745,147)

Balances at December 31, 2004	1,057,628	$10,576	—	—	$1,376,682	$(1,184,881)	$202,377

Net earnings	—	—	—	—	—	208,576	208,576

Balances at December 31, 2005	1,057,628	$10,576	—	—	$1,376,682	$(976,305)	$410,953

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$208,576	$(37,745,147)	$228,716
Adjustments to reconcile net earnings (loss) to net cash used for operating activities
Impairment loss	—	37,947,748	—
(Increase) decrease in
Interest receivable	158,364	(165,517)	—
Accounts receivable — affiliate	—	—	(8)
Increase (decrease) in
Accounts payable	7,320	—	—
Accounts payable — affiliate	(374,852)	(288,590)	(174,501)

Net cash used for operating activities	(592)	(251,506)	(54,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries	—	250,000	—
Payments received on notes receivable	—	—	53,530

Net cash provided by investing activities	—	250,000	53,530

Net increase (decrease) in cash and cash equivalents	(592)	(1,506)	677

Cash and cash equivalents at beginning of period	4,621	6,127	5,450

Cash and cash equivalents at end of period	$4,029	$4,621	$6,127

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2005, 2004 and 2003
NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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
NOTE D — SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS
Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the years ended December 31, 2005, 2004 and 2003, income from discontinued operations relates to the disposition of subsidiaries providing management services.
In May 2004, the Company sold the subsidiaries of the Company that provide management services for $250,000 cash and a note receivable in the amount of $1,822,540. Prior to that, because of the pending sale, the Company recorded an impairment of $37,947,748, representing the write down of certain assets of those two subsidiaries that provided the management services to the value agreed to between the related party buyer and seller. The primary asset written down was the investment in preferred stock of an affiliate.
The impairment loss resulted in the generation of a deferred tax asset of approximately $13,300,000 for which a valuation allowance of the entire amount has been provided since management cannot be assured of the utilization of the deferred tax asset.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002
NOTE D — SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS — continued
December 31, 2003 balances have been reclassed to present the assets of the two subsidiaries under the caption “net assets held for sale.” The following table details the assets and liabilities comprising “net assets held for sale” in the financial statements at December 31, 2003 for the entities sold.

Accounts receivable — affiliate	$262,960
Investments — affiliate	40,528,349
Accounts payable and minority interest	(787,653)

Net equity in subsidiaries to be sold	$40,003,656

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
The results of discontinued operations of the subsidiaries consisted of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Operating revenues	$—	$(37,902,033)	$207,254

Net income from discontinued operations	$—	$(37,902,033)	$207,254
NOTE E— REVERSE STOCK SPLIT
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

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2005, 2004 and 2003
NOTE F — NOTES PAYABLE — AFFILIATE
The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand. The balance on this note is currently $-0-.
NOTE G — INCOME TAXES
Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2005, 2004 and 2003 as a result of the following:

	2005	2004	2003
Computed expected tax expense	$73,289	$—	$80,000
Net operating loss carryforward	(73,289)	—	(80,000)

	$—	$—	$—

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of capital loss carryforwards and an offsetting valuation allowance. The Company’s total deferred tax asset and corresponding valuation allowance at December 31, 2005, 2004, and 2003 consisted of the following:

	2005	2004	2003
Deferred tax asset
Net capital loss carryforward and bases differences for book to tax	$13,300,000	$13,300,000	$6,427

Less: Valuation Allowance	(13,300,000)	(13,300,000)	(6,427)

Net deferred tax asset	—	—	—
The deferred tax asset that arose related to the capital loss carryforward has been reduced to $-0- as management cannot be assured of the utilization of the deferred tax asset.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2005, 2004 and 2003
NOTE H — FINANCIAL INSTRUMENTS
The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 follow:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$4,029	$4,029	$4,621	$4,621
Note and interest receivable — affiliate	2,468,223	2,468,223	2,626,588	2,626,588
Accounts payable	7,320	7,320	—	—
Accounts payable — affiliate	2,053,980	2,053,980	2,428,832	2,428,832
The carrying values of cash and cash equivalents, accounts receivable — affiliate, notes receivable — affiliate and accounts payable — affiliate approximate fair value due to short-term maturities of these assets and liabilities.
NOTE I — COMMITMENTS AND CONTINGENCIES
The Company could become involved in various legal actions incidental to its business. In Management’s opinion, if any of these were to arise, none of these actions would have a material adverse effect on the Company’s financial position.
NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
Noncash investing and financing activities:
Sale of subsidiaries in exchange for note receivable	$—	$1,822,540	$—
Exchange of investments for note receivable	—	—	585,000
NOTE K — EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan for the benefit of its employees. Employees can contribute to the plan up to 15% of their salary, subject to certain maximum dollar amounts set forth by the Internal Revenue Service, pursuant to a salary reduction agreement, upon meeting age and length of service requirements. The Companies’ matching contribution is a discretionary percentage of electing employees’ contributions, and totaled $-0-, $-0- and $-0- in 2005, 2004 and 2003, respectively.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2005, 2004 and 2003
NOTE L — COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2005, 2004, and 2003, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.
NOTE M — PRIOR PERIOD ADJUSTMENT
During the year ended December 31, 2005, the Company discovered an error in previously reported impairment loss, other income relating to forgiveness of debt due to an affiliate and accounts payable affiliate.
As a result, the correction of these errors had the following effects on December 31, 2004 financial statements: earnings from continued operations increased $36,736, impairment loss increased $16,632, and net earnings increased $20,104. Also, accounts payable-affiliate decreased $20,104 and retained earnings increased $20,104 at December 31, 2004 as a result of the correction.
NOTE N — QUARTERLY DATA (UNAUDITED)
The table below reflects the Company’s selected quarterly information for the years ended December 31, 2005 and 2004.

	Year ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$59,365	$60,023	$60,683	$60,684
Operating expenses	5,511	5,798	6,584	14,286
Net earnings	53,854	54,225	54,099	46,398

Net earnings attributable to Common shares	53,854	54,225	54,099	46,398

Earnings per share:
Net earnings applicable to Common shares	.05	.05	.05	.05

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS — Continued
December 31, 2005, 2004 and 2003
NOTE N — QUARTERLY DATA (UNAUDITED) — continued

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$14,587	$45,045	$60,683	$60,685
Operating expenses	5,673	13,887	26,720	14,570
Other income	—	36,736	—	—
Net earnings from continuing operations	8,914	67,894	33,963	46,115

Discontinued operations	45,715	—	—	—
Impairment loss	(37,947,748)	—	—	—

Net earnings (loss) attributable to Common shares	(37,893,119)	67,894	33,963	46,115

Earnings (loss) per share:
Net earnings from continuing operations	.01	.07	.03	.04
Discontinued operations	(35.84)	—	—	—
Net earnings (loss) applicable to Common shares	(35.83)	.07	.03	.04
Quarterly results for the first and second quarters of 2004 presented differ from those previously reported in FEPI’s originally filed Form 10-Qs due to a prior period adjustment increasing the impairment loss by $16,632 in the first quarter of 2004 and recognizing a gain on forgiveness debt due to an affiliate of $36,736 in the second quarter of 2004 relating to the sale of the subsidiaries in May, 2004.

	Year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$14,587	$45,045	$60,683	$60,685
Operating expenses	5,673	13,887	26,720	14,570
Net earnings from continuing operations	8,914	31,158	33,963	46,115

Discontinued operations	45,715	—	—	—
Impairment loss	(37,931,116)	—	—	—

Net earnings (loss) attributable to Common shares	(37,876,487)	31,158	33,963	46,115

Earnings (loss) per share:
Net earnings from continuing operations	.01	.03	.03	.04
Discontinued operations	(35.82)	—	—	—
Net earnings (loss) applicable to Common shares	(35.81)	.03	.03	.04