Form 10-Q
period 2006-03-31
FIRST EQUITY PROPERTIES INC
filed 2006-05-18
CIK 726516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 000-11777
FIRST EQUITY PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-6799846

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1800 Valley View Lane, Suite 300
Dallas, Texas 75234
(Address of principal executive offices)
(Zip Code)
469-522-4200
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.      No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.      No ☑.
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐.      No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at March 31, 2006)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
March 31, 2006

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and cash equivalents	$10,136	$4,029
Deferred tax asset	10,200	—
Notes and interest receivable	2,407,540	2,468,224

Total assets	$2,427,876	$2,472,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Federal income taxes payable (estimated)	$12,350	$—
Accounts payable	7,116	7,320
Accounts payable — affiliate	1,952,980	2,053,980

Total liabilities	1,972,446	2,061,300

Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(931,828)	(976,305)

Total shareholders’ equity	455,430	410,953

Total liabilities and shareholders’ equity	$2,427,876	$2,472,253

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF EARNINGS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenue
Interest income	$59,364	$59,365

	59,364	59,365
Operating expenses
General and administrative	1,057	1,136
Legal and professional fees	11,680	4,375

Total operating expenses	12,737	5,511

Income before taxes	46,627	53,854

Current federal estimated income taxes	(15,750)	—
Deferred tax benefit	13,600	—

NET EARNINGS (LOSS)	$44,477	$53,854

Earnings (loss) per share
Net earnings (loss)	$.04	$.05

Weighted average shares outstanding	1,057,628	1,057,628

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$44,477	$53,854
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities
(Increase) decrease in
Interest receivable	60,684	(55,864)
Deferred tax asset	(10,200)	—
Increase (decrease) in
Current federal income taxes payable (estimated)	12,350	—
Accounts payable	(204)	—
Accounts payable — affiliate	(101,000)	—

Net cash provided by (used for) operating activities	6,107	(2,010)

Net increase (decrease) in cash and cash equivalents	6,107	(2,010)

Cash and cash equivalents at beginning of period	4,029	4,621

Cash and cash equivalents at end of period	$10,136	$2,611

Interest paid for the period	—	—
Taxes paid for the period	—	—

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by First Equity Properties, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
NOTE B — FEDERAL INCOME TAXES
The accompanying unaudited 2006 financial statements contain an accrual for current federal income taxes calculated using annualized net income of approximately of $186,000. Using a estimated tax rate of 34%, the estimated tax liability for the year would be approximately $63,000. The $15,750 included as current income tax expense in the accompanying unaudited 2006 financial statements represents one quarter of the estimated tax liability for the year. There are no significant differences between the Company’s net income for financial and income tax reporting.

The Company reduced the valuation allowance on the deferred tax asset related to the net operating loss carryforward of approximately $40,000 resulting in a deferred tax benefit of approximately $13,500 as reflected in the accompanying unaudited 2006 financial statements. The Company reduced the allowance because management has determined that they will more likely than not be able to utilize the net operating loss carryforward

FIRST EQUITY PROPERTIES, INC.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Revenues from operations remained at $59,364 from prior year of $59,365 due to no change in principal of the notes receivable. Total operating expenses increased to $12,737 in 2006 from $5,511 in 2005. The increase in operating expenses was due to increase in legal and professional fees in 2006. Estimated tax liability increased by $12,350 in 2006 compared to the same period in 2005 due to using up all but $40,000 of the operating loss carryforward, therefore the company is anticipating paying taxes on its earnings for 2006.
Financial Condition and Liquidity
At March 31, 2006, the Company had total assets of $2,427,876 compared to $2,472,253 at December 31, 2005. Cash and cash equivalents were $10,136 at March 31, 2006 up from $4,029 at December 31, 2005. The increase in cash and decrease in total assets resulted from the collection of accrued interest receivable on the notes receivable and an increase in the deferred tax asset.
Total liabilities decreased due to the payment of payables with the cash received (as noted above) from $2,061,300 at December 31, 2005 to $1,960,096 (excluding estimated taxes) at March 31, 2006. Estimated tax liability increased due to using up almost all of the operating loss carryforward (as noted above).
Item 4. Controls and Procedures
Based upon the most recent evaluation by management of the Company of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14, which was completed as of the end of the period covered by this Report. The Company’s Vice President, Treasurer and Acting Chief Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company’s periodic SEC filings.
There have been no changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II Other Information
Item 6. Exhibits.
The following documents are filed herewith as exhibits to this Report or are incorporated by reference as indicated:

Exhibit
Designation	Description of Exhibit

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Rule 1350 Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350

*	filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

May 15, 2006	/s/ Ken L. Joines,

Ken L. Joines, Vice President and Treasurer
(Acting Principal Executive Officer and Chief
Financial and Accounting Officer)