Form 10-Q
period 2006-06-30
FIRST EQUITY PROPERTIES INC
filed 2006-08-15
CIK 726516

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006
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

(214) 750-5800
(Registrant’s telephone number, including area code)

___________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.     No  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes    ☐  No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at June 30, 2006)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$4,652	$4,029
Notes and interest receivable	2,407,540	2,468,224
Deferred tax asset	6,800	—

	$2,418,992	$2,472,253

Liabilities and Stockholders’ Equity

Accounts payable	$7,733	$7,320
Federal income taxes payable	27,400	—
Accounts payable - affiliate	1,892,980	2,053,980

Total liabilities	1,928,113	2,061,300

Shareholders’ equity
Preferred stock, $0.01 par,4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(896,379)	(976,305)

Total shareholders’ equity	490,879	410,953

	$2,418,992	$2,472,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF EARNINGS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenue
Interest income	$60,023	$60,023	$119,387	$119,388

Operating expenses
General and administrative	1,100	754	2,157	1,890
Legal and professional fees	5,024	5,044	16,704	9,419

Total operating expenses	6,124	5,798	18,861	11,309

Net income from continuing operations	53,899	54,225	100,526	108,079

Corporate income tax expense	(18,450)	—	(34,200)	—
Deferred tax benefit	—	—	13,600	—

NET EARNINGS	$35,449	$54,225	$79,926	$108,079

Earnings (loss) per share
Net earnings from continuing operations	$0.03	$0.05	$0.08	$0.10

Net earnings (loss)	$0.03	$0.05	$0.08	$0.10

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(dollars in thousands)

Cash Flows from Operating Activities
Net earnings	$79,926	$108,079
Adjustments to reconcile net income to net cash provided by (used for) operating activities
(Increase) decrease in
Interest receivable	60,684	77,847
Deferred tax asset	(6,800)	—
Increase (decrease) in
Accounts payable	413	—
Federal income taxes payable	27,400	—
Accounts payable - affiliate	(161,000)	(189,596)

Net cash provided by (used for) operating activities	623	(3,670)

Net increase (decrease) in cash and cash equivalents	623	(3,670)

Cash and cash equivalents at the beginning of period	4,029	4,621

Cash and cash equivalents at the end of period	$4,652	$951

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A. - BASIS OF PRESENTATION

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

NOTE B. FEDERAL INCOME TAXES

The accompanying unaudited 2006 financial statements contain an accrual for current federal income taxes calculated using annualized net income of approximately of $200,000. Using an estimated tax rate of 34%, the estimated tax liability for the year would be approximately $68,000. The $34,200 included as current income tax expense in the accompanying unaudited 2006 financial statements represents one half of the estimated tax liability for the year. There are no significant differences between the Company’s net income for financial and income tax reporting.

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

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Currently the Company’s primary assets are interest bearing securities. Revenues from operations remained at $60,023 due to no change in the principal balance of the notes receivable. Total operating expenses remained relatively the same at $6,124 in 2006 compared to $5,798 in 2005. Estimated tax expense increased by $18,450 in 2006 compared to the same period in 2005 due to using all but $40,000 of the operating loss carryforward, therefore the company is anticipating paying taxes on its earnings for 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenues from operations remained at $119,387 from prior year of $119,388 due to no change in the principal balance of the notes receivable. Total operating expenses increased to $18,861 in 2006 from $11,309 in 2005. The increase in operating expenses was due to an increase in legal and professional fees in 2006. Estimated tax expense increased by $34,200 in 2006 compared to the same period in 2005 due to using all but $40,000 of the operating loss carryforward, therefore the company is anticipating paying taxes on its earnings for 2006.

Financial Condition and Liquidity

At June 30, 2006, the Company had total assets of $2,418,992 compared to $2,472,253 at December 31, 2005. Cash and cash equivalents were $4,652 at June 30, 2006 up marginally from $4,029 at December 31, 2005. Assets were down due to the collection of interest receivable and use of that cash to pay accounts payable - affiliate.

Total liabilities were $1,928,113 versus $2,061,300 at December 31, 2005. The decrease in liabilities results from the collection of interest receivable which was in turn used to pay liabilities.

ITEM 4. CONTROLS AND PROCEDURES

(a)
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer and Chief Accounting Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Vice President, Treasurer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

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

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date:	August 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Vice President, Treasurer and Chief Financial Officer