Form 10-Q
period 2006-09-30
FIRST EQUITY PROPERTIES INC
filed 2006-11-07
CIK 726516

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

(469) 522-4200

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at September 30, 2006)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$6,763	$4,029
Notes and interest receivable	2,407,540	2,468,224
Deferred tax asset	3,400	—

	$2,417,703	$2,472,253

Liabilities and Stockholders’ Equity

Accounts payable	$—	$7,320
Federal income taxes payable	43,758	—
Accounts payable – affiliate	1,847,980	2,053,980

Total liabilities	1,891,738	2,061,300

Shareholders’ equity
Preferred stock, $0.01 par, 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Additional paid-in capital	1,376,682	1,376,682
Retained earnings (deficit)	(861,293)	(976,305)

Total stockholders’ equity	525,965	410,953

	$2,417,703	$2,472,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Interest income	$60,767	$60,683	$180,154	$180,071

Operating expenses
General and administrative	1,737	1,428	3,894	3,318
Legal and professional fees	4,187	5,156	20,891	14,575

Total operating expenses	5,924	6,584	24,785	17,893

Operating income	54,843	54,099	155,369	162,178

Corporate income tax expense	(19,757)	—	(53,957)	—
Deferred tax benefit	—	—	13,600	—

NET EARNINGS	$35,086	$54,099	$115,012	$162,178

Earnings per share
Net earnings	$0.03	$0.05	$0.11	$0.15

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF STOCKHOLDERS EQUITY

For the Nine Months Ended September 30, 2006

(Unaudited)

	Preferred Stock		Common Stock		Paid-in Capital	Retained Earnings (deficit)	Stockholders’ Equity
	Shares	Amount	Stock	Capital
Balance, January 1, 2006	—	$—	1,057,628	$10,576	$1,376,682	$(976,305)	$410,953

Net income (loss)	—	—	—	—	—	115,012	115,012

Balance, September 30, 2006	—	$—	1,057,628	$10,576	$1,376,682	$(861,293)	$525,965

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net earnings	$115,012	$162,178
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in
Interest receivable	60,684	219,048
Deferred tax asset	(3,400)	—
Increase (decrease) in
Accounts payable	(7,320)	—
Federal income taxes payable	43,758	—
Accounts payable – affiliate	(206,000)	(379,223)

Net cash provided by operating activities	2,734	2,003

Net increase in cash and cash equivalents	2,734	2,003

Cash and cash equivalents at the beginning of period	4,029	4,621

Cash and cash equivalents at the end of period	$6,763	$6,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheet, statement of earnings and statement of cash flows, have been included.

The financial statements for the period September 30, 2006 do not include all of the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005. Hereafter in this document, First Equity Properties, Inc. is referred to as FEPI.

Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE B. FEDERAL INCOME TAXES

The accompanying unaudited 2006 financial statements contain an accrual for current federal income taxes calculated using annualized net income of approximately of $200,000. Using an estimated tax rate of 34%, the estimated tax liability for the year would be approximately $68,000, of this $53,957 is included as current income tax expense in the accompanying unaudited 2006 financial statements, which represents three quarters of the estimated tax liability for the year. There are no significant differences between the Company’s net income for financial and income tax reporting.

The Company has determined that it would be able to use its prior year net operating loss carryforward in the current year. The valuation allowance account that offsets the deferred tax asset associated with the $40,000 net operating loss was removed. This resulted in an estimated deferred tax benefit of $13,600 as reflected in the accompanying unaudited 2006 financial statements. Of this amount, $10,200 has been used to offset the current estimated tax liability.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The sole source of income is from interest on notes receivables from affiliated entities. The average income received from interest is approximately $60,000 and $180,000 for the three and nine months ended September 30, 2006, respectively.

The major operating expenses are related to the professional fees required to maintain the organization. These expenses are relatively consistent and comparable to prior periods. The increase in income tax expense is due to the company using all of its net operating loss (NOL) tax credit carryforwards except for $40,000. The Company is using a tax rate of 34% to estimate the effect of the NOL to offset the current income tax expense.

Financial Condition and Liquidity

Total assets as of September have decreased from $2,472,253 to $2,417,703 for 2005 and 2006, respectively. The decrease was due to the receipt of interest accrued on the notes. The Company’s significant assets consist of two notes receivables from affiliated parties which total $2,407,540.

The Company is anticipating paying federal income taxes of $68,000 and has accrued a liability of $43,758, net of tax credits to date. The increase in tax liability is due to the company using its remaining tax credits in prior year to offset its prior year tax expense.

The payable as of September 30 consists of affiliated payables of $2,053,980 and $1,847,980 for 2005 and 2006, respectively. The Company has paid down $206,000 of this obligation for the nine month period ended September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Rule 1350 Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 7, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Vice President, Treasurer, Chief Financial and Accounting Officer, and Acting Principal Executive Officer