Form 10-K
period 2006-12-31
FIRST EQUITY PROPERTIES INC
filed 2007-03-23
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-11777

First Equity Properties, Inc.

(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1800 Valley View Lane, Suite 300 Dallas, Texas	75234 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (469) 522-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. A total of 264,807 shares were held as of June 30, 2006 by persons believed to be non-affiliates of the Registrant.

As of March 23, 2007, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO

ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

First Equity Properties, Inc. (“We” or “FEPI” or the “Company”) was incorporated by the filing of Articles of Incorporation in the State of Nevada on December 19, 1996. The Company’s fiscal year ends December 31 of each year.

Prior to January 1, 1997, the predecessor of the Company’s business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties were sold. During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but until May 1, 2004 remained available to engage in property management and real estate brokerage activities. Effective May 1, 2004, the Company sold its subsidiaries to Regis Realty I, LLC, a Texas limited liability company (“Regis”). See “Property Management and Real Estate Brokerage” below. Since May 1, 2004, the Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivables.

With the sale of the subsidiaries available to engage in property management and real estate brokerage activities, the Company currently has no active business operations and no subsidiaries. Management of the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. Management has reviewed opportunities in the cable systems industry, switching industry and high-speed data and telephone operations industries; however, no agreement or understanding presently exists to acquire any such business, and no assurance can be given that any operating enterprise will be acquired by the Company in the near future. Although discussions are continuing with the current owners of active business operations in various industries, management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.

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

Hospitality Business

Prior to January 1, 1997, the predecessor (WESPAC) of the Company’s business consisted of the ownership and operation of two Comfort Inn hotels and one Rodeway Inn hotel (sold June 1, 1997 and foreclosed on by the Company in January 1998) located in Spokane, Washington. The two Comfort Inn hotels were The Comfort Inn-Valley (a 76-room hotel located at N. 905 Sullivan Road, Spokane Valley, Washington) and The Comfort Inn-North (a 96-room hotel located at N. 7111 Division Street, Spokane, Washington). Such properties are collectively referred to as the “Spokane Properties.”

During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which “wraps” certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation which also assumed the underlying indebtedness due to US Bank. During March 2001, the underlying indebtedness to U.S. Bank was paid in full through a refinancing of the properties and the contract for deed satisfied; at that time, FEPI ceased to hold any record title to the real property and received second lien notes for the balances owed.

Also during June, 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer d’Alene, Idaho which has since been sold. The Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See “Item 13. Certain Relationships and Related Transactions.” During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable.

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

During the fiscal year ended December 31, 2003, Carmel had management income of $111,462 and CRSL had management income of $95,792. Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on April 30, 2009, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

After giving effect to the sale of its subsidiaries on May 1, 2004, FEPI has no subsidiaries and no employees.

ITEM 1.A. RISK FACTORS

An investment in equity securities of the Company involves a high degree of risk as there is no active trading market for our securities and liquidity is not assured. You should carefully consider the following information keeping in mind that the matters described below are not the only potential risks that may affect the Company. Additional risks which we do not presently consider material or of which we are not currently aware may also have an adverse impact upon us.

Our governing documents contain anti-takeover provisions that make it difficult for a third party to seek to acquire control of the Company.

Certain provisions of the Articles of Incorporation, Bylaws and Nevada law could, together or separately, discourage, delay or prevent a third party from acquiring the Company, even if doing so might benefit stockholders. The provisions may also affect the price investors might be able to receive for their shares of the Company’s common stock. Examples of these provisions are:

•	The right of our Board of Directors to issue preferred stock with rights and privileges which are senior to the common stock, without prior stockholder approval.

•	Certain limitations upon the stockholders to make, adopt, alter, amend, change or repeal the Bylaws of the Corporation except by a vote of 66 2/3% of the holders of record of shares outstanding.

•

So-called business combination “control” requirements when the combination involves the Company and a person that beneficially owns 20% or more of the outstanding common stock, except under certain circumstances.

In addition, while one entity is currently the owner of approximately 75% of the issued and outstanding common stock, the likelihood of any offer to acquire a significant position in the Company’s common stock is remote.

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

Since the sale of its subsidiaries available to engage in property management and real estate brokerage activities, the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. While Management has reviewed opportunities in various industries, and although discussions are continuing, Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future. Since May 1, 2004, the Company’s principal line of business and source of revenue has been interest on receivables.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234. In the opinion of the Company’s Management, the Company’s offices are suitable and adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2006, and through March 23, 2007, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Under the approved action, based upon the 10,570,944 old shares outstanding on the effective date of July 12, 2004, the 1-for-10 reverse stock-split decreased the number of outstanding shares by approximately 90% which, after giving effect to an upward adjustment or “rounding up” for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock-split did not adversely effect any stockholder’s proportionate equity interest in the Company, subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea. Each post-split share continues to be entitled to one vote as was the case with each outstanding old share.

In connection with the implementation of a 1-for-10 reverse stock-split, no certificate or script representing any fractional share interest was issued, but a holder of the old shares received in lieu of any fraction of a post-split share to which the holder would otherwise have been entitled a single, whole post-split share on a “rounding up” basis without regard to any price. The result of this “rounding up” process increased slightly the holdings of those stockholders who held a number of old shares which were not evenly divisible by ten, resulting in an increase of 534 shares.

FEPI’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United Sates Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock-split.

No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock-split.

As of December 31, 2006, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by 1,815 holders of record.

During the three years ended December 31, 2006, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2006 are derived from the audited financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a “short period” from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, (iv) the acquisition by the Company of Carmel and an 81.6% limited partnership interest (subsequently increased to 99%) in CRSL, and (v) the disposition by the Company effective May 1, 2004 of the common stock of Carmel and the 99% limited partnership interest in CRSL. The following data should be read in conjunction with the Financial Statements and Notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenues	$240,838	$240,755	$181,000	$53,541	$34
General and Administrative	30,005	32,179	60,850	32,079	34,408
Other Income	—	—	36,736	—	—
Income (loss) from continuing operations	210,833	208,576	156,886	21,462	(34,374)
Impairment Loss	—	—	(37,947,748)	—	—
Income from discontinued operations	—	—	45,715	207,254	189,230
Income (loss) before provision for income taxes	210,833	208,576	(37,745,147)	228,716	154,856
Provision for income taxes	36,055	—	—	—	—
Net Income (loss)	$174,778	$208,576	$(37,745,147)	$228,716	$154,856

Net Earnings (loss) per share:
From continuing operations	0.17	0.20	0.15	0.02	(0.03)
From discontinued operations	—	—	(35.84)	0.20	0.18
Earnings (loss)	0.17	0.20	(35.69)	0.22	0.15
Weighted Average Shares Outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628
BALANCE SHEET DATA:
Total Assets	2,471,212	2,472,253	2,631,209	41,519,453	41,465,237
Total Liabilities	$1,885,481	$2,061,300	2,428,832	3,571,929	3,746,430
Stockholders’ Equity	585,731	410,953	202,377	37,947,524	37,718,807

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provide information which Management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

Liquidity and Capital Resources

At December 31, 2006, the Company had total assets of $2,471,212. Of that amount, $63,672 was held in cash. The Company had no long-term debt as of December 31, 2006.

Results of Operations

The Company’s sole source of income is from interest on notes receivable from affiliated entities. The average income received from interest is approximately $60,000 and $240,000 for the three and twelve months ended December 31, 2006, respectively. The revenues are consistent with the prior year. The major operating expenses are related to the professional fees required to maintain the organization. These expenses are relatively consistent and comparable to prior year. The increase in income tax expense is due to the company using its remaining net operating loss (NOL) tax credit carry forwards in the current year. The company is using a tax rate of 34% to estimate the effect of the NOL to offset the current income tax expense.

Financial Condition and Liquidity

The Company’s significant assets consist of two notes receivables from affiliated parties of $2,407,540.

The Company is anticipating paying federal income taxes of $36,055 and a tax penalty of $1,446 for the year ended December 31, 2006. We have accrued a federal tax liability of $37,501 for this tax provision.

The Company’s payable consists of four affiliated payables of $1,847,980. The company has paid down $206,000 of this obligation in the current year. The obligations are non-interest bearing and carry no stated maturity dates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2006, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP,US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Directors and Executive Officers

The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors are responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last fixing of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at an annual meeting of stockholders or appointed by the Company’s incumbent Board of Directors.

The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See “Item 13. Certain Relationships and Related Transactions.” On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004. On May 24, 2006 Steve Abney was elected to the board. Mr. Abney was also elected Vice President, Treasurer, Chief Financial and Accounting Officer of the Company. On July 31, 2006 Ken Joines resigned, resulting in one vacancy remaining on the Board of Directors.

The names, ages and positions of the directors are set forth below.

Name	Age	Position with the Company
Louis J. Corna	59	Director, Vice President and Secretary

Steven A. Abney	51	Director, Vice President, Treasurer, Chief Financial and Accounting Officer

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

Steven A. Abney has been a Director, Vice President, Treasurer, Chief Financial and Accounting Officer of the Company since May 24, 2006. He is Executive Vice President and Chief Financial Officer (since September 2005) of ARI, TCI, IOT, BCM, PIAMI and Prime (since December 2005). Mr. Abney was Vice President/Finance and Chief Accounting Officer/Principal Financial Officer (from November 2001 to February 2005) of and was employed (from November 2001 to August 2005) by CRT Properties, Inc. (f/k/a/ Koger Equity, Inc.), a Boca-Raton, Florida based real estate enterprise which had its securities listed on the New York Stock Exchange until September 27, 2005. For more than 4 years prior thereto, Mr. Abney was Executive Vice President and Chief Executive Officer of Konover and Associates, Inc. a privately-held real estate developer based in Farmington, Connecticut. Mr. Abney has been a certified Public Accountant since 1980.

There are no family relationships among the directors or executive officers of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors acted upon 14 matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries nor cash compensation from the Company or its predecessor, WESPAC, for acting in such capacity during the two years ended December 31, 2006, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, WESPAC, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 23, 2007, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 23, 2007.

As of March 23, 2007, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
Shares of common stock, par value $0.01 per share	Louis J. Corna 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of common stock, par value $0.01 per share	Steven A. Abney 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821	(b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 23, 2007.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Abney) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Abney have disclaimed any beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 25, 1996 in connection with the Modified Plan, the Company received an advance of funds from Nevada Sea in the amount of $250,000 unsecured and bearing interest at the rate of 8% per annum. Subsequent to the initial advance, Nevada Sea and /or its affiliates have advanced an additional $2,391,552 to the Company under the same terms and conditions. During 1999, the Company repaid all amounts advanced together with interest at the rate of 8% per annum.

Effective January 1, 1997 the Company acquired from SWI all of the issued and outstanding common stock of Carmel and an 81.6% limited partnership interest (later increased to 99%) in CRSL for an aggregate purchase price of 32,500 shares of Series A 8% Cumulative Preferred Stock with a liquidation value of $1,000 (the “Series A Preferred Stock”). The Series A Preferred Stock has a right to cumulative cash dividends of $80 per share per annum, payment of $1,000 per share in the event of dissolution, liquidation of winding up the Company before any distribution is made to the holders of Common Stock, optional redemption at any time at a price of $1,000 per share, plus cumulative dividends, no right to conversion into any other securities of the Company, and no voting rights except as may be required by law. See “Item 1, Business,” for a brief description of businesses of Carmel and CRSL. During 1998, the Company redeemed all of its $32,500,000 preferred stock in exchange for reduction of receivables from SWI. Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of Carmel and a 99% limited partnership interest in CRSL for an aggregate sale prices of $2,072,540 (a basis equivalent to ten times the management fees collected by Carmel and CRSL during 2003) to Regis.

Effective January 1, 1997 the Company contracted with Regis Management Corporation, a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties. Such management arrangement ceased at the time of disposition of the Spokane Properties during June 1998.

Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of WESPAC in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998, the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property in Couer dAlene, Idaho (since sold).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2006 and 2005 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C.:

Type of Fees	2006	2005
Audit Fees	$10,500	$13,500
Audit Related Fees	—	—
Tax Fees — preparation of corporate federal income tax returns	760	1,285
All Other Fees	—	—

Total	$11,260	$14,785

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	20

	Balance Sheets as of December 31, 2006 and 2005	21

	Statements of Operations for the years ended December 31, 2006, 2005 and 2004	22

	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005and 2004	23

	Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	24

	Notes to Financial Statements	25

2.	Financial Statement Schedules.

	All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit Designation	Description of Exhibit
2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit Designation	Description of Exhibit

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of WESPAC Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of WESPAC Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of WESPAC Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996).

3.7	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K of First Equity Properties, Inc. for event reported May 1, 2004).

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31*	Certification of Acting Principal Executive Officer and Chief Financial Officer.

32*	Rule 1350 Certification by Acting Principal Executive Officer and Chief Financial Officer.

*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 23, 2007.	FIRST EQUITY PROPERTIES, INC.

	By:	/s/ STEVEN A. ABNEY
Steven A. Abney, Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ LOUIS J. CORNA Louis J. Corna	Director, Vice President and Secretary	March 23, 2007

/s/ STEVEN A. ABNEY Steven A. Abney	Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer	March 23, 2007

FIRST EQUITY PROPERTIES, INC.

FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the Unites States of America.

FARMER, FUQUA & HUFF, P.C.

/s/ FARMER, FUQUA & HUFF, P.C.

March 14, 2007

Plano, Texas

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

December 31,

	2006	2005
ASSETS
Cash and cash equivalents	$63,672	$4,029
Notes and interest receivable — affiliate	2,407,540	2,468,224

	$2,471,212	$2,472,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$—	$7,320
Federal income taxes payable	37,501	—
Accounts payable — affiliate	1,847,980	2,053,980

Total liabilities	1,885,481	2,061,300

Stockholders’ equity
Preferred stock, $.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained deficit	(801,527)	(976,305)

Total stockholders’ equity	585,731	410,953

	$2,471,212	$2,472,253

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,

	2006	2005	2004
Revenue
Interest income	$240,838	$240,755	$181,000

	240,838	240,755	181,000

Operating expenses
Legal and accounting	23,079	27,806	54,115
General and administrative	6,926	4,373	6,735

Total operating expenses	30,005	32,179	60,850

Other income	—	—	36,736

Earnings from continued operations	210,833	208,576	156,886

Earnings from discontinued operations	—	—	45,715
Impairment loss	—	—	(37,947,748)

Income (loss) before provision for income taxes	210,833	208,576	(37,745,147)

Provision for income taxes	36,055	—	—

NET INCOME (LOSS)	$174,778	$208,576	$(37,745,147)

Earnings (loss) per share

Net earnings from continuing operations	$0.17	$0.20	$0.15

Discontinued operations	$—	$—	$(35.84)

Net earnings (loss)	$0.17	$0.20	$(35.69)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

EQUITY PROPERTIES, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Capital in Excess of Par	Retained Earnings (Deficit)	Total Equity
	Shares	Amount
Balances at January 1, 2004	1,057,628	$10,576	$1,376,682	$36,560,266	$37,947,524
Net (loss)	—	—	—	(37,745,147)	(37,745,147)

Balances at December 31, 2004	1,057,628	$10,576	$1,376,682	$(1,184,881)	$202,377
Net earnings	—	—	—	208,576	208,576

Balances at December 31, 2005	1,057,628	$10,576	$1,376,682	$(976,305)	$410,953
Net earnings	—	—	—	174,778	174,778

Balances at December 31, 2006	1,057,628	$10,576	$1,376,682	$(801,527)	$585,731

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$174,778	$208,576	$(37,745,147)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Impairment loss	—	—	37,947,748
(Increase) decrease in:
Interest receivable	60,684	158,364	(165,517)
Increase (decrease) in:
Accounts payable	(7,320)	7,320	—
Federal Taxes Payable	37,501	—	—
Accounts payable — affiliate	(206,000)	(374,852)	(288,590)

Net cash provided by (used for) operating activities	59,643	(592)	(251,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiaries	—	—	250,000

Net cash provided by investing activities	—	—	250,000

Net increase (decrease) in cash and cash equivalents	59,643	(592)	(1,506)

Cash and cash equivalents at beginning of period	4,029	4,621	6,127

Cash and cash equivalents at end of period	$63,672	$4,029	$4,621

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company and its subsidiaries provided management services to a variety of commercial and residential real estate entities throughout the continental United States. Effective October 1, 1999, substantially all of the contracts for management services were transferred from the Company. Effective May 1, 2004, the Company sold its subsidiaries to a related party. With the sale of the subsidiaries, the Company currently has no active business operations and no subsidiaries. Management of the Company is exploring alternatives, seeking to establish and/or acquire new business operations for the Company.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

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

NOTE D — SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the years ended December 31, 2006, 2005 and 2004, income from discontinued operations relates to the disposition of subsidiaries providing management services.

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

NOTE E — REVERSE STOCK SPLIT

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

NOTE F — NOTES PAYABLE — AFFILIATE

The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand. As of December 31, 2006, there were no draws on this revolver.

NOTE G — INCOME TAXES

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income in 2006, 2005 and 2004 as a result of the following:

	2006	2005	2004
Computed expected tax expense	$49,655	$73,289	$—
Net operating loss carry forward	(13,600)	(73,289)	—

	$36,055	$—	$—

NOTE H — FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 follow:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$63,672	$63,672	$4,029	$4,029
Note and interest receivable — affiliate	2,407,540	2,407,540	2,468,224	2,468,224
Accounts payable	—	—	7,320	7,320
Federal taxes payable	37,501	37,501	—	—
Accounts payable — affiliate	1,847,980	1,847,980	2,053,980	2,053,980

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

NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

	2006	2005	2004
Noncash investing and financing activities:
Sale of subsidiaries in exchange for note receivable	$—	$—	$1,822,540

NOTE K — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2006, 2005, and 2004, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE L — PRIOR PERIOD ADJUSTMENT

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

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

December 31, 2006 and 2005

NOTE M — QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2006 and 2005.

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,023	$60,767	$60,684
Operating expenses	12,737	6,124	5,924	5,220
Net earnings from continued ops	46,627	53,899	54,843	55,464
Provision for income taxes	2,150	18,450	19,757	(4,302)
Penalties
Net earnings	$44,477	$35,449	$35,086	$59,766
Earnings per share
Net earnings applicable to common shares	$0.04	$0.03	$0.03	$0.06

	Year ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,365	$60,023	$60,683	$60,684
Operating expenses	5,511	5,798	6,584	14,286
Net earnings	53,854	54,225	54,099	46,398

Net earnings attributable to common shares	$53,854	$54,225	$54,099	$46,398

Earnings per share:
Net earnings applicable to common shares	$.05	$.05	$.05	$.05