Form 10-Q
period 2007-03-31
FIRST EQUITY PROPERTIES INC
filed 2007-04-30
CIK 726516

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at April 30, 2007)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$409	$63,672
Notes and interest receivable	2,466,904	2,407,540

Total assets	$2,467,313	$2,471,212

Liabilities and Stockholders’ Equity
Accrued liabilities	$2,950	$—
Federal income taxes payable	19,409	37,501
Accounts payable – affiliate	1,827,980	1,847,980

Total liabilities	1,850,339	1,885,481

Stockholders’ equity
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Additional paid-in capital	1,376,682	1,376,682
Retained earnings (deficit)	(770,284)	(801,527)

Total stockholder’s equity	616,974	585,731

	$2,467,313	$2,471,212

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenue
Interest income	$59,363	$59,364

Operating Expenses
General and administrative	735	1,057
Legal and professional fees	7,710	11,680

Total operating expenses	8,445	12,737

Operating income	50,918	46,627

Corporate income tax expense	(19,675)	(15,750)
Deferred tax benefit	—	13,600

NET EARNINGS	$31,243	$44,477

Earnings per share
Net earnings	$.03	$.04

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(unaudited)

	Common Stock		Paid-in	Retained Earnings	Stockholders’
	Stock	Capital	Capital	(Deficit)	Equity
Balance, January 1, 2007	1,057,628	$10,576	$1,376,682	$(801,527)	$585,731
Net income	—	—	—	31,243	31,243

Balance, March 31, 2007	1,057,628	$10,576	$1,376,682	$(770,284)	$616,974

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net earnings	$31,243	$44,477
Adjustments to reconcile net income to net cash provided by (used for) operating activities
(Increase) decrease in
Interest receivable	(59,364)	60,684
Deferred tax asset	—	(10,200)
Increase (decrease) in
Accounts payable	2,950	(204)
Federal income taxes payable	(18,092)	12,350
Accounts payable – affiliate	(20,000)	(101,000)

Net cash provided by (used for) operating activities	(63,263)	6,107

Net increase (decrease) in cash and cash equivalents	(63,263)	6,107

Cash and cash equivalents, at the beginning of period	63,672	4,029

Cash and cash equivalents, at the end of period	$409	$10,136

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

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

The financial statements for the period ended March 31, 2007 do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006. Hereafter in this document, First Equity Properties, Inc. is referred to as FEPI.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE B. FEDERAL INCOME TAXES

The accompanying unaudited 2007 financial statements contain an accrual for current federal income taxes calculated using an estimated tax rate of 34%. There are no significant differences between the Company’s net income for financial and income tax reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Liquidity and Capital Resources

As of March 31, 2007 and December 31, 2006, the company had total assets of $2,467,313 and $2,471,212, respectively. Of that amount $409 and $63,672 was held in cash as of March 31, 2007 and December 31, 2006, respectively.

Results of Operations

The Company’s sole source of income is from interest on notes receivables from affiliated entities. The average income received from interest was approximately $59,000 for the three months ended March 31, 2007 and 2006, respectively.

The Company’s revenues are consistent with the prior year. The major operating expenses are related to the professional fees required to maintain the organization. These expenses are relatively consistent and comparable to prior year. The increase in income tax expense is due to the company using all of its net operating loss (NOL) carry forwards in prior years.

Financial Condition and Liquidity

The Company’s significant assets consist of two notes receivables from affiliated parties of $2,466,904 and $2,407,540 as of March 31, 2007 and December 31, 2006, respectively. The increase in the current year amount is due to three months of interest income accrued as of March 31, 2007. The Company is using a tax rate of 34% to estimate the current period’s tax provision. The Company has accrued $19,409 as of March 31, 2007 for the estimated tax liability.

The Company’s payable consists of four affiliated payables totaling $1,827,980 and $1,847,980 as of March 31, 2007 and December 31, 2006, respectively. The Company has paid down $20,000 of this obligation in the current period. The obligations are non-interest bearing and carry no stated maturity dates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer and Chief Accounting Officer, and Acting Principal Executive Officer of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Vice President, Treasurer and Chief Accounting Officer and Acting Principal Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 6. EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Rule 1350 Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: April 30, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Vice President, Treasurer, Chief Financial and Accounting
Officer and Acting Principal Executive Officer