Form 10-Q
period 2007-06-30
FIRST EQUITY PROPERTIES INC
filed 2007-08-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 14, 2007)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$66,612	$63,672
Notes and interest receivable	2,407,540	2,407,540

Total assets	$2,474,152	$2,471,212

Liabilities and Stockholders’ Equity
Accrued expenses	$2,950	$—
Federal income taxes payable	35,674	37,501
Due to affiliate	1,786,981	1,847,980

Total liabilities	1,825,605	1,885,481

Stockholders’ equity
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Additional paid-in capital	1,376,682	1,376,682
Retained earnings (deficit)	(738,711)	(801,527)

Total stockholders’ equity	648,547	585,731

	$2,474,152	$2,471,212

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Interest income	$60,025	$60,023	$119,388	$119,387

Operating Expenses
General and administrative	6,614	1,100	7,349	2,157
Legal and professional fees	5,573	5,024	13,283	16,704

Total operating expenses	12,187	6,124	20,632	18,861

Net income before income taxes	47,838	53,899	98,756	100,526

Corporate income tax expense	(16,265)	(18,450)	(35,940)	(34,200)
Deferred tax benefit	—	—	—	13,600

NET INCOME	$31,573	$35,449	$62,816	$79,926

Earnings per share:
Net income	$0.03	$0.03	$0.06	$0.08

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(unaudited)

	Common Stock		Paid-in Capital	Retained Earnings (Deficit)	Stockholders’ Equity
	Stock	Capital
Balance, January 1, 2007	1,057,628	$10,576	$1,376,682	$(801,527)	$585,731
Net income	—	—	—	62,816	62,816

Balance, June 30, 2007	1,057,628	$10,576	$1,376,682	$(738,711)	$648,547

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$62,816	$79,926
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in
Interest receivable	—	60,684
Deferred tax asset	—	(6,800)
Increase (decrease) in
Accrued expenses	2,950	413
Federal income taxes payable	(1,827)	27,400
Due to affiliate	(60,999)	(161,000)

Net cash provided by operating activities	2,940	623

Net increase in cash and cash equivalents	2,940	623

Cash and cash equivalents, at the beginning of period	63,672	4,029

Cash and cash equivalents, at the end of period	$66,612	$4,652

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

First Equity Properties, Inc. (“FEPI”, “The Company”, “We”, “Us”, or “Our”) is the successor-in interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983. FEPI is a Nevada Corporation. The Company is externally advised and has no employees.

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheet, statement of earnings and statement of cash flows, have been included. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006. Hereafter in this document, First Equity Properties, Inc. is referred to as FEPI.

Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

NOTE B. FEDERAL INCOME TAXES

The accompanying unaudited 2007 financial statements contain an accrual for current federal income taxes calculated using an estimated tax rate of 34%. There are no significant differences between the Company’s net income for financial and income tax reporting.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes.

Results of Operations

The Company’s revenues are consistent with the prior periods. The major operating expenses are related to the professional fees required to maintain the organization. The majority of these expenses consist of legal and accounting fees. The Company is not making quarterly tax payments and is using a tax rate of 34% to estimate the effect of its tax liabilities and penalties.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006:

The Company’s primary source of income is from interest on notes receivable from affiliated entities. The outstanding balance on the note has remained unchanged since December 31, 2006. Thus, the interest income of approximately $60,000 has not changed from period to period. General and administrative expenses increased by $5,514 in the current period due to additional costs associated with the filings that were not incurred in prior period. The increase in expenses and resulting decrease in the current period’s net income before taxes effectively lowered the estimated income tax expense by $2,185 in the current period.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006:

The Company’s primary source of income is from interest on notes receivable from affiliated entities. The outstanding balance on the note has remained unchanged since December 31, 2006. Thus the interest income of approximately $119,000 has not changed from period to period. General and administrative expenses increased by $5,192 in the current period due to additional costs associated with the filings that were not incurred in prior period. The increase in income tax expense of $1,740 is due to the estimate including interest and penalties to be incurred due to not making quarterly estimated tax payments in the current period.

Capital Resources and Liquidity

The Company’s significant assets consist of cash of $66,612 and two notes receivables from affiliated parties totaling $2,407,540.

The Company is estimating paying federal income taxes and related penalties and interest of $35,940 for the six-month period ended June 30, 2007 and has accrued a federal tax liability of $35,674 to date.

Due to affiliates consists of four affiliated payables totaling $1,786,981. The Company has paid down $60,999 of this obligation through the six months period ended June 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

(b)	Changes in Internal Control over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of President and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Rule 1350 Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer