Form 10-Q
period 2007-09-30
FIRST EQUITY PROPERTIES INC
filed 2007-11-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 9, 2007)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$68,536	$63,672
Notes and interest receivable	2,407,540	2,407,540

Total assets	$2,476,076	$2,471,212

Liabilities and Stockholders’ Equity
Accrued expenses	$3,005	$—
Federal income taxes payable	55,192	37,501
Due to affiliate	1,731,981	1,847,980

Total liabilities	1,790,178	1,885,481

Stockholders’ equity:
Common stock, $0.01 par, 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Additional paid-in capital	1,376,682	1,376,682
Retained deficit	(701,360)	(801,527)

Total stockholders’ equity	685,898	585,731

	$2,476,076	$2,471,212

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Interest income	$60,682	$60,767	$180,070	$180,154
Operating Expenses
General and administrative	2,338	1,737	9,687	3,894
Legal and professional fees	1,475	4,187	14,758	20,891

Total operating expenses	3,813	5,924	24,445	24,785

Net income before income taxes	56,869	54,843	155,625	155,369

Corporate income tax expense	(19,518)	(19,757)	(55,458)	(53,957)
Deferred tax benefit	—	—	—	13,600

NET INCOME	$37,351	$35,086	$100,167	$115,012

Earnings per share:
Net income	$0.04	$0.03	$0.10	$0.11

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(unaudited)

	Common Stock		Paid-in Capital	Retained Deficit	Stockholders’ Equity
	Stock	Capital
Balance, January 1, 2007	1,057,628	$10,576	$1,376,682	$(801,527)	$585,731
Net income	—	—	—	100,167	100,167

Balance, September 30, 2007	1,057,628	$10,576	$1,376,682	$(701,360)	$685,898

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$100,167	$115,012
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in
Interest receivable	—	60,684
Deferred tax asset	—	(3,400)
Increase (decrease) in
Accrued expenses	3,005	(7,320)
Federal income taxes payable	17,691	43,758
Due to affiliate	(115,999)	(206,000)

Net cash provided by operating activities	4,864	2,734

Net increase in cash and cash equivalents	4,864	2,734

Cash and cash equivalents, at the beginning of period	63,672	4,029

Cash and cash equivalents, at the end of period	$68,536	$6,763

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

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheet, statement of earnings, statement of stockholder’s equity and statement of cash flows, have been included. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006. Hereafter in this document, First Equity Properties, Inc. is referred to as FEPI.

Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Three months ended September 30, 2007 compared to the three months ended September 30, 2006:

The Company’s primary source of income is from interest on notes receivable from affiliated entities. The outstanding balance on the notes have remained unchanged since December 31, 2006. Thus, the interest income of approximately $60,000 has not changed from period to period. Legal and professional fees decreased by $2,712 in the current period due to non-recurring professional fees in prior period.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

The Company’s primary source of income is from interest on notes receivable from affiliated entities. The outstanding balance on the notes have remained unchanged since December 31, 2006. Thus the interest income of approximately $180,000 has not changed from period to period. General and administrative expenses increased by $5,793 in the current period due to additional costs associated with the filings that were not incurred in prior period. Legal and professional fees decreased by $6,133 due to non-recurring professional fees in prior period. The increase in income tax expense of $1,501 is due to the estimate including interest and penalties to be incurred from not making quarterly estimated tax payments in the current period. The deferred tax benefit of $13,600 was used in prior year.

Capital Resources and Liquidity

The Company’s significant assets consist of cash of $68,536 and two notes receivables from affiliated parties totaling $2,407,540.

The Company is estimating paying federal income taxes and related penalties and interest of $55,458 for the nine-month period ended September 30, 2007 and has accrued a federal tax liability of $55,192 to date.

Due to affiliates consists of four non-interest bearing advances totaling $1,731,981. The advances have no stated maturity dates. The Company has paid down $115,999 of this obligation during the nine months period ended September 30, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Rule 1350 Certification of Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer