Form 10-K
period 2007-12-31
FIRST EQUITY PROPERTIES INC
filed 2008-03-31
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2007 by persons believed to be non-affiliates of the Registrant.

As of March 20, 2008, there were 1,057,628 shares of common stock outstanding.

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

ITEM 1. BUSINESS

As used herein, the terms (“FEPI”, “we,” “us,” “our,” or “the Company”) refer to First Equity Properties, Inc. a Nevada corporation organized on December 19, 1996. The Company’s fiscal year ends December 31 of each year.

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

Transaction of Succession

FEPI is the successor-in-interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983 which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. WESPAC was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the “1988 Reorganization”) which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled In re: WESPAC Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the “1994 Reorganization”). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the “Modified Plan”). Pursuant to the Modified Plan, and shareholders’ approval, WESPAC was converted from a California business trust into a Nevada corporation, coupled with a change of the name of the resulting entity. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of WESPAC became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree, which closed the 1994 Reorganization.

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

During June 1998, FEPI entered into a contract for deed to sell the two Comfort Inn hotels (Comfort Inn North and Comfort Inn Valley) to an unaffiliated Washington corporation for a total of $4,000,000 with a small down payment and an all inclusive wrap-around note which “wraps” certain existing underlying indebtedness. As a part of the transaction, FEPI ceded the management of the properties to the unaffiliated Washington corporation which also assumed the underlying indebtedness due to U.S. Bank. During March 2001, the underlying indebtedness to U.S. Bank was paid in full through a refinancing of the properties and the contract for deed satisfied; at that time, FEPI ceased to hold any record title to the real property and received second lien notes for the balances owed.

Also during June 1998, FEPI exchanged the Rodeway Inn hotel to an unaffiliated party for a residential property in Couer d’Alene, Idaho which has since been sold. The Rodeway Inn had previously been sold on June 1, 1997 to a corporation owned by a former director and officer of the Company. The Rodeway Inn is a 90-room hotel located at W. 4301 Sunset Boulevard, Spokane, Washington. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” During January 1998, the Company foreclosed on the Spokane Rodeway following a failure of performance by the purchaser on the related note receivable.

Such dispositions ended the Company’s direct ownership in the hospitality line of business.

Property Management and Real Estate Brokerage

Effective January 1, 1997, the Company acquired all of the issued and outstanding Common Stock of Carmel Realty, Inc., a Texas Corporation (“Carmel”), and an 81.6% limited partnership interest (subsequently increased to 99%) in Carmel Realty Services, Ltd.; a Texas limited partnership (“CRSL”). The general partner of CRSL is Basic Capital Management, Inc., a Nevada corporation (“BCM”) which, until June 30, 2003, was the contractual advisor to and/or performed administrative services for three other publicly held entities engaged in the real estate business.

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

Carmel also provided real estate brokerage services (on a nonexclusive basis) to three publicly-traded real estate entities and a number of other entities and individuals and received brokerage commissions under varying arrangements from a fixed amount to a sliding scale on a percentage basis. In general, such services included assistance in locating, leasing, or purchasing real estate. Carmel received fees equal to the lesser of (i) a percentage of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers, or (ii) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property. During the fourth quarter of 1999, the four publicly-traded real estate entities transferred their brokerage operations to another entity.

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

Certain provisions of the Articles of Incorporation, Bylaws and Nevada law could, together or separately, discourage, delay or prevent a third party from acquiring the Company, even if doing so might benefit stockholders. The provisions may also affect the price investors might be able to receive for their shares of the Company’s common stock. Examples of these provisions are:

•	The right of our Board of Directors to issue preferred stock with rights and privileges, which are senior to the common stock, without prior stockholder approval.

•	Certain limitations upon the stockholders to make, adopt, alter, amend, change, or repeal the Bylaws of the Corporation except by a vote of 66 2/3% of the holders of record of shares outstanding.

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

Management has established the operating policies and procedures of the Company, which may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of any such changes may adversely affect future operations. The Company’s business is conducted so as not to become a regulated investment company under the Investment Company Act, which exempt entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate.”

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234. In the opinion of the Company’s Management, the Company’s offices are suitable and adequate for its present operations.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2007, and through March 24, 2008, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Under the approved action, based upon the 10,570,944 old shares outstanding on the effective date of July 12, 2004, the 1-for-10 reverse stock-split decreased the number of outstanding shares by approximately 90% which, after giving effect to an upward adjustment or “rounding up” for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock-split did not adversely affect any stockholder’s proportionate equity interest in the Company, subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea. Each post-split share continues to be entitled to one vote, as was the case with each outstanding old share.

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

FEPI’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United States Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock-split.

No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock-split.

As of December 31, 2007, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by 1,815 holders of record.

During the three years ended December 31, 2007, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2007 are derived from the audited financial statements and reflect (i) the adoption of fresh start reporting in accordance with AICPA Statement of Position 90-7, (ii) confirmation and consummation of the Modified Plan, which resulted in a “short period” from June 15, 1996 (fresh start) through December 31, 1996, (iii) the transaction of succession, (iv) the acquisition by the Company of Carmel and an 81.6% limited partnership interest (subsequently increased to 99%) in CRSL, and (v) the disposition by the Company effective May 1, 2004 of the common stock of Carmel and the 99% limited partnership interest in CRSL. The following data should be read in conjunction with the Financial Statements and Notes thereto included elsewhere herein and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenues	$240,754	$240,838	$240,755	$181,000	$53,541
General and administrative	25,541	30,005	32,179	60,850	32,079
Other income	—	—	—	36,736	—

Income from continuing operations	215,213	210,833	208,576	156,886	21,462
Impairment loss	—	—	—	(37,947,748)	—
Income from Discountinued operations	—	—	—	45,715	207,254

Income (loss) before taxes	215,213	210,833	208,576	(37,745,147)	228,716
Income tax expense	(54,945)	(36,055)	—	—	—

Net income (loss) applicable to common shareholders	$160,268	$174,778	$208,576	$(37,745,147)	$228,716

Weighted average earnings per share:
Income from continuing operations	$0.15	$0.17	$0.20	$0.15	$0.02
Income loss from discountinued operations	—	—	—	(35.84)	0.20

Net income loss applicable to common shareholders	$0.15	$0.17	$0.20	$(35.69)	$0.22

Weighted Average Shares Outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;
Total Assets	$2,480,193	$2,471,212	$2,472,253	$2,631,209	$41,519,453

Total Liabilities	$1,734,194	$1,885,481	$2,061,300	$2,428,832	$3,571,929

Stockholders’ Equity	$745,999	$585,731	$410,953	$202,377	$37,947,524

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which Management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Results of Operations

2007 Compared to 2006. Our sole source of income is from interest on notes receivable from affiliated entities. We receive approximately $60,000 per quarter. We received $240,754 in interest income for the twelve months ended December 31, 2007. The revenues were consistent in 2007 and 2006.

The major operating expenses are related to the professional fees and general and administrative expenses required to maintain the organization. General and administrative expenses have increased by $5,194 primarily due to costs associated with filing quarterly filings. Legal and accounting fees have decreased by $9,658 due to fewer legal fees incurred. Our federal income tax expense has increase by $18,890. In the prior year, we had a net operating loss (NOL) tax credit that we applied to the tax expense. There were no NOL’s available in the current year.

2006 compared to 2005. Our sole source of income is from interest on notes receivable from affiliated entities. We receive approximately $60,000 per quarter. We received $240,838 in interest income for the twelve months ended December 31, 2006. The revenues were consistent in 2006 and 2005.

The major operating expenses are related to professional fees and general and administrative expenses required to maintain the organization. Our operating expenses were relatively consistent between the two years. Our income tax expense increased by $36,055 in 2006 due to using the remainder of our NOL. We did not have enough NOL to offset our entire tax expense. In the prior year, our NOL was sufficient to offset our entire tax expense.

Financial Condition, Capital Resources and Liquidity

Our primary sources of liquidity are from operations, proceeds from accrued interest on notes receivables from affiliated companies. At December 31, 2007, the Company had total assets of $2,480,193. Of that amount, $72,653 was held in cash. The Company had no long-term debt as of December 31, 2007.

The Company is anticipating paying federal income taxes of $52,959 and a tax penalty of $1,667 for the year ended December 31, 2007. We have accrued a federal tax liability of $54,679 for this tax provision.

The Company’s payable consists of four affiliated payables of $1,678,755. The company has paid down $169,225 of this obligation in the current year. The obligations are non-interest bearing and carry no stated maturity dates.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where any property-level manager in the employee of a subsidiary of the Company may have arranged for the removal, disposal or treatment of hazardous or toxic substances. Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company’s business, assets, or results of operations.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2007, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Directors and Executive Officers

The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors are responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last count of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at an annual meeting of stockholders or appointed by the Company’s incumbent Board of Directors.

The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004. On May 24, 2006, Steven A. Abney was elected a director, and elected Vice President, Treasurer, Chief Financial and Accounting Officer of the Company. On July 31, 2006, Ken Joines resigned, resulting in one vacancy remaining on the Board of Directors. On February 15, 2008, Steven A. Abney resigned as a director and officer of the Company. On February 26, 2008, the sole remaining member of the Board elected R. Neil Crouch II as a Director, Vice President, Treasurer and Chief Financial and Accounting officer and designated Mr. Crouch as the Acting Principal Executive Officer.

The names, ages and positions of the directors are set forth below.

Name	Age	Position with the Company
Louis J. Corna	60	Director, Vice President and Secretary

R. Neil Crouch, II	56	Director, Vice President, Treasurer, Chief Financial and Accounting Officer

Louis J. Corna, 60

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

R. Neil Crouch II, 56

R. Neil Crouch II, has been a director, Vice President, Treasurer, Chief Financial Accounting Officer (since February 2008) of the Company. He is also Chairman of the Board (since February 23, 2007) and a Director of IOT since August 2006. Mr. Crouch is President of Eurenergy Resources Corporation, a Nevada corporation (“ERI”), engaged in the exploration and development of oil, gas and mineral interests since January 2005, which is a subsidiary of Syntek West Inc. (“SWI”). Mr. Crouch is also a Director, Vice President, Secretary and Treasurer of SWI since August 1, 2006. Mr. Crouch was; Executive Vice President and Chief Financial Officer of the Company from September 17, 2004 to December 16, 2005. Mr. Crouch was; Corporate Controller (from September 2002 to September 15, 2004) of Apptricity Corporation, a small Dallas, Texas based software development company; prior thereto (from January 1999 to September 2002) he was Corporate Controller of Attenza, Inc., a Dallas, Texas web-based computer self help company. Mr. Crouch has been a Certified Public Accountant since 1981.

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

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries nor cash compensation from the Company or its predecessor, WESPAC, for acting in such capacity during the two years ended December 31, 2007, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, WESPAC, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 24, 2008, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 20, 2008.

As of March 20, 2008, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
Shares of common stock, par value $0.01 per share	Louis J. Corna 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821	(b)	74.96%

Shares of Common Stock, par value $0.01 per share	R. Neil Crouch II 1800 Valley View Lane, Suite 300 Dallas, TX 75234	792,821	(b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 20, 2008.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Crouch) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Crouch have disclaimed any beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Effective January 1, 1997 the Company contracted with Regis Management Corporation, then a subsidiary of Carmel, to manage the day-to-day operations of the Spokane Properties for 5% of the gross revenues from the Spokane Properties. Such management arrangement ceased at the time of disposition of the Spokane Properties during June 1998.

Effective June 1, 1997, the Company sold a 90-room Roadway Inn located at W. 4301 Sunset Boulevard, Spokane, Washington to Georgie Liebelt. At the time of the sale, the Company paid off the underlying debt secured by the property sold. Ms. Liebelt was appointed a Trustee of WESPAC in January 1994 and served in that capacity until implementation of the Incorporation Procedure. She was an initial director of the Company and Regional Director for the Company responsible for all operations involving the hotel properties located in Spokane, Washington. Ms. Liebelt resigned as a Director effective March 1, 1997. The purchase price for the Roadway Inn was $1,475,000 paid by the delivery of a promissory note from Spokane House, Inc. (a Washington corporation wholly owned by Georgie Liebelt) secured by a Deed of Trust covering the property and a security interest on all related personal property. Such note bore interest at 5% per annum for the period from June 1, 1997 to June 1, 1998 and was to increase by 1% per annum until it reached 9% for the period from June 1, 2001 to July 10, 2002. At the time of maturity of the Note, Spokane House, Inc. was obligated to pay the lesser of (i) the total of the unpaid principal and interest due on the note, or (ii) the appraised value of the property as of June 1, 2002. In addition, the Company loaned to Spokane House, Inc. $160,000 to fund needed renovations on the property. Commencing March 1, 1997, Spokane House, Inc. became the operator of the property, retaining all income and paying all expenses relating to the operation of the property. In January 1998, the Company foreclosed on the property following a failure of performance on the promissory note and wrote off the $160,000 loan. The Company exchanged the property in June 1998 for a residential property in Couer dAlene, Idaho (since sold).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2007 and 2006 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C.:

Type of Fees	2007	2006
Audit Fees	$9,360	$10,500
Audit Related Fees	—	—
Tax Fees — preparation of corporate federal income tax returns	760	760
All Other Fees	—	—

Total	$10,120	$11,260

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm	21

	Balance Sheets as of December 31, 2007 and 2006	22

	Statements of Operations for the years ended December 31, 2007, 2006 and 2005	23

	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	24

	Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	25

	Notes to Financial Statements	26

2.	Financial Statement Schedules.

	All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit Designation	Description of Exhibit
2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of WESPAC Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit Designation	Description of Exhibit

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of WESPAC Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of WESPAC Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996).

3.7	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K of First Equity Properties, Inc. for event reported May 1, 2004).

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer.

32.1*	Rule 1350 Certification by Acting Principal Executive Officer and Chief Financial and Accounting Officer.

*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 31, 2008	FIRST EQUITY PROPERTIES, INC.

	By:	/s/ R. NEIL CROUCH II
R. Neil Crouch II
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ LOUIS J. CORNA Louis J. Corna	Director, Vice President and Secretary	March 31, 2008

/s/ R. NEIL CROUCH II R. Neil Crouch II	Director, Vice President and Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer	March 31, 2008

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005. First Equity Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the Unites States of America.

FARMER, FUQUA & HUFF, P.C.

/s/ FARMER, FUQUA & HUFF, P.C.

March 31, 2008

Plano, Texas

FIRST EQUITIES PROPERTIES, INC.

BALANCE SHEETS

December 31,

	2007	2006
ASSETS
Cash and cash equivalents	$72,653	$63,672
Notes receivable — affiliates	2,407,540	2,407,540

Total assets	$2,480,193	$2,471,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$760	$—
Federal income taxes payable	54,679	37,501
Accounts payable — affiliate	1,678,755	1,847,980

Total liabilities	1,734,194	1,885,481
Stockholders’ Equity
Common stock, $0.01 par value;40,000,000 shares authorized, 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value, 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in Capital	1,376,682	1,376,682
Retained earnings (deficit)	(641,259)	(801,527)

Total Shareholders’ Equity	745,999	585,731

Total liabilities and shareholders’ Equity	$2,480,193	$2,471,212

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December, 31

	2007	2006	2005
Revenue
Interest Income	$240,754	$240,838	$240,755

Operating Expenses
General and Administrative	12,120	6,926	4,373
Legal and accounting	13,421	23,079	27,806

Total Operating Expenses	25,541	30,005	32,179

Net Income from Continuing Operations before taxes	215,213	210,833	208,576
Income tax expense	(54,945)	(36,055)	—

Net income applicable to common shareholders	$160,268	$174,778	$208,576

Earnings (loss) per Share	$0.15	$0.17	$0.20

Weighted Average Shares Outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

	Common Stock		Paid in Capital	Retained Earnings /(Deficit)	Total Equity
	Shares	Amount
Balances at January 1, 2005	1,057,628	$10,576	$1,376,682	$(1,184,881)	$202,377
Net Income	—	—	—	208,576	208,576

Balances at December 31, 2005	1,057,628	10,576	1,376,682	(976,305)	410,953
Net income	—	—	—	174,778	174,778

Balances at December 31, 2006	1,057,628	10,576	1,376,682	(801,527)	585,731
Net income	—	—	—	160,268	160,268

Balances at December 31, 2007	1,057,628	$10,576	$1,376,682	$(641,259)	$745,999

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$160,268	$174,778	$208,576
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable	—	60,684	158,364
Deferred tax asset	—	—	—
Increase (decrease) in
Accounts payable	760	(7,320)	7,320
Federal income taxes payable	17,178	37,501	—
Accounts payable — affiliate	(169,225)	(206,000)	(374,852)

Net cash provided by (used for) operating activities	8,981	59,643	(592)

Net increase (decrease) in cash and cash equivalents	8,981	59,643	(592)
Cash and cash equivalents at the beginning of period	63,672	4,029	4,621

Cash and cash equibalents at the end of period	$72,653	$63,672	$4,029

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Our current operations consists of the collections of notes receivables from two affiliated entities. Any adverse conditions that could affect the financial condition of either of these two entities and specifically their ability to service debt obligation owed would have a severe material impact on our financial statements.

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

NOTE D — SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), established a single accounting model for the impairment or disposal of long-lived assets including discontinued operations. This statement requires that the operations related to segments that have been sold, or segments that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the segments intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, the company is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations. For the years ended December 31, 2007, 2006 and 2005, income from discontinued operations relates to the disposition of subsidiaries providing management services.

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

NOTE F — NOTES PAYABLE — AFFILIATE

The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand. As of December 31, 2007, there were no draws on this revolver.

NOTE G — INCOME TAXES

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income in 2007, 2006 and 2005 as a result of the following:

	2007	2006	2005
Computed expected tax expense	$54,945	$49,655	$73,289
Net operating loss carry forward		$(13,600)	$(73,289)

	$54,945	$36,055	$—

NOTE H — FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 follow:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$72,653	$72,653	$63,672	$63,672
Note and interest receivable — affiliate	$2,407,540	$2,407,540	$2,407,540	$2,407,540
Accounts payable	$760	$760	$—	$—
Federal taxes payable	$54,679	$54,679	$37,501	$37,501
Accounts payable — affiliate	$1,678,755	$1,678,755	$1,847,980	$1,847,980

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

NOTE J — SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
Cash paid for federal income taxes	$37,767	$—	$—

NOTE K — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2007, 2006, and 2005, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — Continued

December 31, 2007 and 2006

NOTE L — QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2007 and 2006.

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,363	$60,025	$60,682	$60,684
Operating expenses	8,445	12,187	3,813	1,096

Net Income from Continuing Operations before taxes	50,918	47,838	56,869	59,588
Income tax expense	19,675	16,265	19,518	(513)

Net income applicable to common shareholders	$31,243	$31,573	$37,351	$60,101

Earnings per share
Weighted average earnings per share applicable to common shares	$0.03	$0.03	$0.03	$0.06

	Year ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,023	$60,767	$60,684
Operating expenses	12,737	6,124	5,924	5,220

Net Income from Continuing Operations before taxes	46,627	53,899	54,843	55,464
Income tax expense	2,150	18,450	19,757	(4,302)

Net income applicable to common shareholders	$44,477	$35,449	$35,086	$59,766

Earnings per share
Weighted average earnings per share applicable to common shares	$0.05	$0.03	$0.03	$0.06

NOTE M — AFFILIATED NOTES RECEIVABLE

Receivables from affiliates consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.