Form 10-Q
period 2008-03-31
FIRST EQUITY PROPERTIES INC
filed 2008-05-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at April 30, 2008)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATIOIN

Item 1.	Financial Statements

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$73,709	$72,653
Notes and interest receivable	2,407,540	2,407,540

Total assets	$2,481,249	$2,480,193

Liabilities and Stockholders’ Equity
Accounts payable	$7,710	$760
Accrued liabilities	30,332	—
Federal income taxes payable	6,158	54,679
Accounts payable - affiliate	1,676,980	1,678,755

Total liabilities	1,721,180	1,734,194
Shareholders’ Equity
Peferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Additional paid in capital	1,376,682	1,376,682
Retained deficit	(627,189)	(641,259)

Total shareholders’ equity	760,069	745,999

Total liabilities and shareholders’s equity	$2,481,249	$2,480,193

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenue
Interest income	$60,024	$59,363
Operating expenses
General and administrative	1,172	735
Legal and professional fees	8,345	7,710

Total operating expenses	9,517	8,445

Net income from continuing operations	50,507	50,918
Other expense
Interest expense	(30,332)	—

Net income before taxes	20,175	50,918
Corporate income tax expense	(6,105)	(19,675)

Net income applicable to common shares	$14,070	$31,243

Earnings per share
Net earnings from continuing operations	$0.05	$0.05

Net income applicable to common shares	$0.01	$0.03

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2008

(unaudited)

	Common stock		Paid in	Retained Earnings	Shareholders’
	Stock	Capital	Capital	(Deficit)	Equity
Balance, December 31, 2007	1,057,628	$10,576	$1,376,682	$(641,259)	$745,999
Net income				14,070	14,070

Balance, March 31, 2008	1,057,628	$10,576	$1,376,682	$(627,189)	$760,069

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activites:
Net income applicable to common shares	$14,070	$31,243
Adjustments to reconcile net income applicable to common shares to net cash provided by (used for) operating activities
(Increase) decrease in
Interest receivable	—	(59,364)
Increase (decrease) in
Accounts payable	6,950	2,950
Accrued liablilites	30,332	—
Federal income taxes payable	(48,521)	(18,092)
Accounts payable - affiliate	(1,775)	(20,000)

Net cash provided by (used for) operating activities	1,056	(63,263)

Net increase (decrease) in cash and cash equivalents	1,056	(63,263)
Cash and cash equivalents at the beginning of period	72,653	63,672

Cash and cash equivalents at the end of period	$73,709	$409

Supplemental disclosures
Cash paid for income taxes	$54,626	$37,767

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

The financial statements for the period March 31, 2008 do not include all of the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2007. Hereafter in this document, First Equity Properties, Inc. is referred to as FEPI.

Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE B. FEDERAL INCOME TAXES

The accompanying unaudited 2008 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS), which was 15% for the first quarter of 2008. There are no significant differences between the Company’s net income for financial and income tax reporting.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

The Company’s sole source of income is from interest on notes receivables from affiliated entities. As the balance on these notes have not been paid down, the income from these notes for the three months ended March 31, 2008 of $60,000 is comparable to $59,000 for the same period ended 2007.

Our major operating expenses are related to the professional fees required to maintain the organization. These expenses are relatively consistent from period to period. General and administrative expenses were $1,172 and $735 for the three months ended March 31, 2008 and 2007, respectively. Legal and professional fees were $8,345 and $7,710 for the three months ended March 31, 2008 and 2007, respectively.

In the first quarter of 2008, we incurred interest expense on our affiliated payables balances. The parties to these payables demanded that interest be paid on the outstanding balances. Interest on these balances is being accrued at a rate of prime plus 1 percent. Our estimated interest expense on these liabilities was approximately $30,000 for the first quarter ended March 31, 2008.

The decrease in our estimated income tax expense from $20,000 in 2007 to $6,000 in 2008 is due to incurring interest expense on our outstanding affiliated payables. In addition, in an attempt to more closely approximate the actual expense as reported to the internal revenue service, we are using the graduated tax rate as published by the IRS (which is currently 15%) to estimate our liability. There are currently no differences (timing or permanent) between the taxes reported and booked.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses; including accounting, interest expense, legal and federal income tax payments. Our principal source of cash is proceeds from interest income on our notes receivables.

As of March 31, 2008 and December 31, 2007, the company had total assets of 2,481,249 and 2,480,193, respectively. Of that amount $73,709 and $72,653 was held in cash as of March 31, 2008 and December 31, 2007, respectively. We anticipate that cash provided by operating activities will be sufficient to provide for our cash needs.

The Company’s significant assets consist of two notes receivables of $1,822,540 and $585,000 from affiliated parties totaling $2,407,540.

Cash flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in ITEM 1. and is not meant to be an all inclusive discussion of the changes in our cash flow.

Our operating activities provided us with a $1,056 cash inflow. Our principal source of cash is proceeds received from interest income of $60,000. The majority of our cash was used to pay our federal income tax expense of $55,000. In addition we paid cash of $2,000 for normal recurring operating expenses and $2,000 to pay down our affiliated payables.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Vice President, Treasurer and Chief Financial and Accounting Officer, and Acting Principal Executive Officer of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Vice President, Treasurer and Chief Financial and Accounting Officer and Acting Principal Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2008	By:	/s/ R. Neil Crouch II
R. Neil Crouch II
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer