Form 10-Q
period 2008-06-30
FIRST EQUITY PROPERTIES INC
filed 2008-08-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at July 30, 2008)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Cash and cash equivalents	$41,550	$72,653
Notes and interest receivable – affiliate	2,407,540	2,407,540

Total assets	$2,449,090	$2,480,193

Liabilities and Shareholders' Equity
Accounts payable	$1,960	$760
Federal income taxes payable	10,416	54,679
Accounts payable – affiliate	1,652,510	1,678,755

Total liabilities	1,664,886	1,734,194

Preferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained deficit	(603,054)	(641,259)

Total shareholders' equity	784,204	745,999

Total liabilities and shareholders' equity	$2,449,090	$2,480,193

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF EARNINGS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Interest income	$60,023	$60,025	$120,047	$119,388

Expenses
General and administrative	5,912	6,614	7,084	7,349
Legal and professional fees	779	5,573	9,124	13,283

Total expenses	6,691	12,187	16,208	20,632

Income before interest expense and taxes	53,332	47,838	103,839	98,756

Other income (expense)
Interest expense	(24,939)	—	(55,271)	—

Income before income taxes	28,393	47,838	48,568	98,756
Corporate income tax expense	(4,258)	(16,265)	(10,363)	(35,940)

Net income available to common shareholders	$24,135	$31,573	$38,205	$62,816

Earnings per share
Net income available to common shareholders	$0.02	$0.03	$0.04	$0.06

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF SHAREHOLDERS EQUITY

For the six months ended June 30, 2008

(unaudited)

	Common Stock		Paid in Capital	Retained Earnings (Deficit)	Shareholders’ Equity
	Stock	Capital
Balance, January 1, 2008	1,057,628	$10,576	$1,376,682	$(641,259)	$745,999
Net income applicable to common shareholders	—	$—	$—	$38,205	$38,205

Balance, June 30, 2008	1,057,628	$10,576	$1,376,682	$(603,054)	$784,204

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income applicable to common shareholders	$38,205	$62,816
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Increase (decrease) in:
Accounts payable	1,200	2,950
Federal income taxes payable	(44,263)	(1,827)
Accounts payable – affiliated	(26,245)	(60,999)

Net cash provided by (used in) operating activities	(31,103)	2,940

Net increase (decrease) in cash and cash equivalents	(31,103)	2,940

Cash and cash equivalents at the beginning of period	72,653	63,672

Cash and cash equivalents at the end of period	$41,550	$66,612

The accompanying notes are an integral part of these Financial Statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	ORGANIZATION AND BASIS OF PRESENTATION

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

Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE B.	FEDERAL INCOME TAXES

The accompanying unaudited 2008 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS), which was 15% for the second quarter of 2008.

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

Results of Operations

The Company’s sole source of income is from interest on notes receivables from affiliated entities. As the principal on these notes is not being paid down, the income from these notes are consistent and comparable to prior periods. The principal balance on these notes receivable is $2,407,540.

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007.

Interest income remained consistent for the three months ended June 30, 2008 and 2007. This is due to using a fixed interest rate on the notes receivables.

General and administrative expense decreased by approximately $700 for the three months ended June 30, 2008 as compared to the same period ended 2007 due to fewer filing fees incurred in the current period.

Legal and professional fees decreased by approximately $4,800 for the three months ended June 30, 2008 as compared to the same period ended 2007. In the prior period, an additional $3,200 was expended on non-recurring legal and other fees, and an additional $1,200 was incurred on filing fees and an additional $400 on audit and tax related fees.

Interest expense was approximately $25,000 for the three month period ended June 30, 2008. In January of 2008, the parties to the affiliated payables balances demanded that interest at the rate of prime plus 1 percent be paid on the outstanding amounts. No interest expense had been paid or recorded prior to this event.

Income tax expense decreased by approximately $12,000 for the three month period ended June 30, 2008 as compared to the same period ended 2007. The decrease is due to the interest expense that is now being incurred on our outstanding affiliate payables. In addition, in an attempt to more closely approximate the actual expense as reported to the internal revenue service, we are using the graduated tax rate as published by the IRS (which is currently 15 percent) to estimate our liability.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007.

Interest income remained consistent for the six months ended June 30, 2008 and 2007. This is due to using a fixed interest rate on the notes receivables.

General and administrative expenses were relative consisted for the six month period ended June 30, 2008 as compared to the same period ended 2007.

Legal and professional fees decreased by approximately $4,200 for the six month period ended June 30, 2008 as compared to the same period ended 2007. In the prior period, an additional $2,600 was expended on non-recurring legal and other fees, and an additional $1,200 was incurred on filing fees and an additional $400 on audit and tax related fees.

Interest expense was approximately $55,300 for the six months ended June 30, 2008. In January of 2008, the parties to the affiliated payables balances demanded that interest at the rate of prime plus 1 percent be paid on the outstanding amounts. No interest expense had been paid or recorded prior to this event.

Income tax expense decreased by approximately $25,600 for the six month period ended June 30, 2008 as compared to the same period ended 2007. The decrease is due to the interest expense that is now being incurred on our outstanding affiliate payables. In addition, in an attempt to more closely approximate the actual expense as reported to the internal revenue service, we are using the graduated tax rate as published by the IRS (which is currently 15 percent) to estimate our liability.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses; including interest expense, legal and accounting fees, and federal income tax payments. Our principal source of cash is proceeds from interest income on our notes receivables.

As of June 30, 2008 and December 31, 2007 we had total assets of approximately $2,449,000 and $2,480,000, respectively. Of that amount approximately $42,000 and $73,000 was held in cash as of June 30, 2008 and December 31, 2007, respectively. We anticipate that the cash provided by our operating activities will be sufficient to meet our cash needs.

Our significant assets consist of two notes receivable of approximately $1,823,000 and $585,000 from affiliated parties totaling approximately $2,408,000.

Cash flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Item 1 and is not meant to be an all inclusive discussion of the changes in our cash flow.

The net adjustment to our cash for our federal income tax expense is due to paying cash for federal income taxes of approximately $55,000 net of our accrued income tax expense of approximately $11,000.

The net adjustment to our accounts payable affiliated is due to paying approximately $26,000 cash to reduce our accounts payable to affiliates.

During the current period, approximately $55,000 cash was paid for federal income taxes and approximately $55,000 cash was paid in interest expense.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated;

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2008	By:	/s/ R. Neil Crouch II

R. Neil Crouch II
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer