Form 10-Q
period 2008-09-30
FIRST EQUITY PROPERTIES INC
filed 2008-11-10
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at October 31, 2008)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets

Cash and cash equivalents	$73,690	$72,653
Notes and interest receivable	2,407,540	2,407,540

Total assets	$2,481,230	$2,480,193

Liabilities and Shareholders’ Equity

Accounts payable	$1,960	$760
Federal income taxes payable	15,711	54,679
Accounts payable - affiliates	1,652,608	1,678,755

Total liabilities	1,670,279	1,734,194

Preferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained earnings (deficit)	(576,307)	(641,259)

Total shareholders’ equity	810,951	745,999

Total liabilities and shareholders’ equity	$2,481,230	$2,480,193

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Interest income	$60,683	$60,682	$180,730	$180,070

Expenses:
General and administrative	2,065	2,338	9,149	9,687
Legal and professional fees	1,485	1,475	10,609	14,758

Total expenses	3,550	3,813	19,758	24,445

Income before interest expense and taxes	57,133	56,869	160,972	155,625

Other income (expense):
Interest expense	(25,091)	—	(80,362)	—

Income before income taxes	32,042	56,869	80,610	155,625
Corporate income tax expense	(5,295)	(19,518)	(15,658)	(55,458)

Net income available to common shareholders	$26,747	$37,351	$64,952	$100,167

Earnings per share:
Net income available to common shareholders	$0.02	$0.04	$0.06	$0.10

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2008

(unaudited)

	Common Stock		Paid in	Retained Earnings	Shareholders’
	Stock	Capital	Capital	(Deficit)	Equity
Balance, January 1, 2008	1,057,628	$10,576	$1,376,682	$(641,259)	$745,999
Net income applicable to common shareholders	—	—	—	64,952	59,789

Balance, September 30, 2008	1,057,628	$10,576	$1,376,682	$(576,307)	$805,788

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income applicable to common shareholders	$64,952	$100,167
Adjustments to reconcile net income applicable to common shareholders to net cash provided by operating activities:

Increase (decrease) in:
Accounts payable	1,200	3,005
Federal income taxes payable	(38,968)	17,691
Accounts payable - affiliates	(26,147)	(115,999)

Net cash provided by operating activities	1,037	4,864

Net increase in cash and cash equivalents	1,037	4,864
Cash and cash equivalents at the beginning of period	72,653	63,672

Cash and cash equivalents at the end of period	$73,690	$68,536

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

First Equity Properties, Inc. (“FEPI”, “The Company”, “We”, “Us”, or “Our”) is the successor in interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983. FEPI is a Nevada Corporation. Our Company is headquartered in Dallas, Texas.

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheets, statements of earnings, statements of shareholders’ equity and statements of cash flows, have been included. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2007.

Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

NOTE 2. FEDERAL INCOME TAXES

The accompanying unaudited 2008 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The third quarter tax accrual was calculated using rates between 15.0% and 34.0%.

NOTE 3. LEASES

On September 18, 2008, we entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commences on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the three-year period is $205,800.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for our continued operations. The outstanding principal balance on these notes is not being paid down, thus, the income from these notes are consistent and comparable to prior periods. The principal balance on the notes receivable was $2,407,540 as of September 30, 2008.

Results of Operations

The following discussion is based on our Financial Statements as presented in Part 1, Item 1 of this report for the three and nine months ended September 30, 2008 and 2007.

Comparison of the three months ended September 30, 2008 to the same period ended 2007.

Interest expense was approximately $25,000 for the three month period ended September 30, 2008. In January of 2008, the parties to the affiliated payables balances demanded that interest at the rate of Prime plus 1% to be paid on the outstanding amounts. No interest expense has been paid or recorded prior to this event.

Income tax expense decreased by approximately $14,200 for the three month period ended September 30, 2008 as compared to the same period ended 2007. The decrease is due to the interest expense that is now being incurred on our outstanding affiliated payables, which has significantly reduced our net income as compared to prior period. In an attempt to approximate the actual expense as reported to the IRS, (which is currently between 15% and 34% percent), we are using the graduated tax rate as published by the IRS to estimate our liability. In the prior period, we used a flat rate of 34% to estimate this liability.

Comparison of the nine months September 30, 2008 to the same period ended 2007.

Legal and professional fees decreased by approximately $4,100. The decrease is due a decrease in auditing fees of $1,700, a $1,600 decrease in legal fees, and a decrease in tax return preparation fees of $800.

Interest expense was approximately $80,400 for the nine months ended September 30, 2008. In January of 2008, the parties to the affiliated payables balances demanded that interest at the rate of Prime plus 1% to be paid on the outstanding amounts. No interest expense has been paid or recorded prior to this event.

Income tax expense decreased by approximately $39,800 for the nine month period ended September 30, 2008 as compared to the same period ended 2007. The decrease is due to the interest expense that is now being incurred on our outstanding affiliate payables, which has reduced our net income. In addition, in an attempt to more closely approximate the actual expense as reported to the IRS, we are using the graduated tax rate as published by the IRS (which is currently between 15% and 34% percent) to estimate our liability, in the prior period we used a flat rate of 34% to estimate this liability.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses; including interest expense, leases, legal and accounting fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

As of September 30, 2008 and December 31, 2007, we had total assets of approximately $2,481,000 and $2,480,000 respectively. Of that amount, approximately $73,700 and $72,700 was held in cash as of September 30, 2008 and December 31, 2007, respectively. We anticipate that the cash provided by our operating activities will be sufficient to meet our cash needs.

Our significant assets consist of two notes receivable of approximately $1,823,000 and $585,000 from affiliated parties totaling approximately $2,408,000.

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

Our cash flows provided by operating activities was approximately $1,000 for the nine months ended September 2008. We used the majority of our cash to pay interest expense of approximately $80,000, and federal income taxes of approximately $55,000. In addition, we paid down $26,100 of our liabilities, and approximately $18,000 of our expenses in cash. In the prior period, the majority of our cash $116,000 was used to pay down our liabilities.

We anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

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

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

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

FIRST EQUITY PROPERTIES, INC.

Date: November 10, 2008	By:	/s/ R. Neil Crouch II
R. Neil Crouch II
Vice President, Treasurer, Chief Financial and Accounting Officer and Acting Principal Executive Officer