Form 10-K
period 2008-12-31
FIRST EQUITY PROPERTIES INC
filed 2009-03-31
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant.

As of March 2, 2008, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO

ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

This report of First Equity Properties, Inc. may contain forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding any future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for the future operations. Forward-looking statements may be identified by the words such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend” and “continue” or the negative of these terms and include the assumptions that underlie such statements. Actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties and other factors that might cause such differences, some of which could be material, including but not limited to economic and other market conditions, financing risks (such as the inability to obtain debt or equity financing on favorable terms), the level and volatility of interest rates, as well as other risks identified in this report, including those set forth in the section entitled Part I, Item 1A. “Risk Factors.” All forward-looking statements in this report are based on information available to management as of the date hereof, and management assumes no obligation to update any such statements. The information in this report should be read in conjunction with the financial statements and notes thereto included in this report.

ITEM 1. BUSINESS

As used herein, the terms (“FEPI”, “we”, “us”, “our”, or “the Company”) refer to First Equity Properties, Inc. a Nevada corporation organized on December 19, 1996. The Company’s fiscal year ends December 31 of each year.

Prior to January 1, 1997, the predecessor of the Company’s business consisted of the management and operation of three motel properties in the Spokane, Washington area. Until June 30, 1998, the Company was engaged in the hospitality business (management and operation of three motel properties, one of which was exchanged for a residential property and two of such properties were sold). During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries engaged in property management (management of commercial real property, including retail centers, office buildings, industrial properties and hotels), and real estate brokerage (services in locating, leasing and purchasing real estate). Since October 1999, the Company and its subsidiaries have conducted no substantial business, but until May 1, 2004 remained available to engage in property management and real estate brokerage activities. Effective May 1, 2004, the Company sold its subsidiaries to Regis Realty I, LLC, a Texas limited liability company (“Regis”). Since May 1, 2004, the Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivables.

Management of the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. However; management has reviewed opportunities in the cable systems industry, switching industry and high-speed data and telephone operations industries; no agreement or understanding presently exists to acquire any such business, and no assurance can be given that any operating enterprise will be acquired by the Company in the near future. Although discussions are continuing with the current owners of active business operations in various industries, Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.

Transaction of Succession

FEPI is the successor-in-interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983, which had its shares of beneficial interest, no par value, registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. WESPAC was the subject of two filings for protection under Chapter 11 of the United States Bankruptcy Code, one filed April 13, 1988 (the “1988 Reorganization”) which resulted in a plan of reorganization approved and confirmed by the court on March 29, 1989 with certain amendments, and which was closed by the court on August 21, 1992 and a filing made January 27, 1994 in the case styled In re: WESPAC Investors Trust III, Case No. 94-00228-K11, in the United States Bankruptcy Court for the Eastern District of Washington (the “1994 Reorganization”). A plan of reorganization dated March 22, 1996 (as modified) was confirmed by Order Confirming Plan of Reorganization dated May 15, 1996, entered May 20, 1996, as amended by order entered October 29, 1996 approving First Modification to Plan of Reorganization (the “Modified Plan”). Pursuant to the Modified Plan, and shareholders’ approval, WESPAC was converted from a California business trust into a Nevada corporation, coupled with a change of the name of the resulting entity. Pursuant to such transaction, persons deemed to be prior holders of shares of beneficial interest, no par value, of WESPAC became holders of FEPI Common Stock on a one-for-one exchange basis. On February 11, 1997, the Court entered its final decree, which closed the 1994 Reorganization.

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

Both Carmel and CRSL provided management services primarily to four publicly traded real estate entities throughout the continental United States through September 30, 1999. Effective October 1, 1999, the four publicly traded real estate entities transferred management of their properties to another entity and Carmel and CRSL ceased all such management activities.

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

ITEM 1A. RISK FACTORS

An investment in equity securities of the Company involves a high degree of risk as there is no active trading market for our securities and liquidity is not assured. You should carefully consider the following information keeping in mind that the matters described below are not the only potential risks that may affect the Company. Additional risks, which we do not presently consider material or of which we are not currently aware, may also have an adverse impact upon us.

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

Since the sale of its subsidiaries available to engage in property management and real estate brokerage activities, the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. While Management has reviewed opportunities in various industries, and although discussions are continuing, we cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future. Since May 1, 2004, the Company’s principal line of business and source of revenue has been interest on receivables.

The Company is managed by the Board of Directors.

Management has established the operating policies and procedures of the Company, which may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of any such changes may adversely affect future operations. The Company’s business is conducted so as not to become a regulated investment company under the Investment Company Act, which exempt entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate”.

The Company’s primary source of income is from affiliated entities.

Our primary source of income is from affiliated entities. If any of these entities were to become insolvent or unable to pay their obligations, it would have a material impact on our financial statements and our ability to continue as a going concern.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal office is located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space, which the Company leases from Transcontinental Realty Investors, Inc. (“TCI”). The space is suitable and adequate for the purposes for which it is utilized. Louis J. Corna, an officer and director of the Company, is an executive officer of TCI.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2008, and through March 2, 2009, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the requirements of NRS 78.2055, on June 7, 2004, the members of the Board of Directors of the Company proposed and recommended to the stockholders a reverse-split on a 1-for-10 basis of the shares of Common Stock, par value $0.01 per share without any adjustment to the par value per share and without any reduction in the authorized number of shares of Common Stock at the same par value. The recommendation was submitted to the holder of approximately 75% of the outstanding Common Stock, Nevada Sea Investments, Inc. (“Nevada Sea”), which executed a written consent dated June 8, 2004, pursuant to NRS 78.320 adopting and approving the 1-for-10 reverse stock-split of the shares of Common Stock without any change in the par value and without any reduction in the authorized number of shares of Common Stock of the Company pursuant to the Articles of Incorporation. The 1-for-10 reverse stock split was ultimately effective July 12, 2004, following the distribution of an Information Statement on Schedule 14C to the other stockholders of the Company, and following the filing of an amendment to the Certificate of Incorporation of the Company with the Secretary of State of Nevada. The CUSIP Number for the post-split shares is 320097-20-7.

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

FEPI’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United States Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock split.

No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock split.

As of December 31, 2008, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by 1,811 holders of record.

During the three years ended December 31, 2008, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2008, are derived from the audited financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004*
STATEMENT OF OPERATIONS DATA:
Revenues	$241,413	$240,754	$240,838	$240,755	$181,000
General and administrative	66,923	25,541	30,005	32,179	60,850
Other income	—	—	—	—	36,736

Income from continuing operations	174,490	215,213	210,833	208,576	156,886
Impairment loss	—	—	—	—	(37,947,748)
Interest expense	(101,462)	—	—	—	—
Income from discontinued operations	—	—	—	—	45,715

Income (loss) before taxes	73,028	215,213	210,833	208,576	(37,745,147)
Income tax benefit (expense)	9,004	(54,945)	(36,055)	—	—

Net income (loss) applicable to common shareholders	$82,032	$160,268	$174,778	$208,576	$(37,745,147)

Weighted average earnings per share:
Income from continuing operations	$0.08	$0.15	$0.17	$0.20	$0.15
Loss from discontinued operations	—	—	—	—	(35.84)
Net income loss applicable to common shareholders	$0.08	$0.15	$0.17	$0.20	$(35.69)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;
Total Assets	$2,537,458	$2,480,193	$2,471,212	$2,472,253	$2,631,209

Total Liabilities	$1,709,427	$1,734,194	$1,885,481	$2,061,300	$2,428,832

Stockholders’ Equity	$828,031	$745,999	$585,731	$410,953	$202,377

*	Shared data reflects a 1 for 10 reverse split for holders of record on July 12, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is not an all-inclusive discussion of our operations. The information provided relates to significant items, which Management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements presented and the notes to the financial statements as included in this Form 10K.

Results of Operations

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Our expenses are primarily related to professional and administrative fees. Within the current year, we have incurred additional costs due to interest fees incurred on our liabilities owed and new lease contracts signed with affiliates.

Results of operations for the year ended December 31, 2008 as compared to the same period ended 2007.

General and administrative expenses increased by $42,206 as compared to the prior period ended 2007. The majority of the increase is due to two new agreements signed in the current year. The first being an administrative services agreement. We entered into an agreement with Prime Income Asset Management, Inc., an affiliated entity, to provide monthly administrative services at a cost of $2,500 per month. This accounts for $30,000 of the increase. The second item is a lease agreement with an affiliated entity for office space effective November 1, 2008. The lease is for $5,717 per month. We owe for two months in the current year, which accounts for $11,434 of the increase.

Interest expense is $101,462 for the current year ended December 31, 2008. In January of 2008, the parties to the affiliated payables demanded that interest at the rate of Prime plus 1% to be paid on the outstanding amounts owed. No interest expense was paid or recorded prior to this event.

Income tax expense has decreased as compared to prior year ended 2007. The decrease is due to increased operating expenses associate with three new agreements. An administrative services agreement which has increased costs by $2,500 per month and a lease agreement which increased costs by $5,717 per month effective in November of 2008, and a demand notice requiring monthly interest payments. These agreements were not applicable in the prior year, thus effectively lowering our taxable income.

Results of operations for the year ended December 31, 2007 as compared to the same period ended 2006.

General and administrative expenses increased by $5,194 primarily due to increased costs associated with the filing of the quarterly reports.

Legal fees have decreased by $9,658 due to fewer legal fees billed.

Income tax expense increased by $18,890 as compared to the same period ended 2006. In 2006, we used our remaining Net Operating Loss (NOL) carry forward credit to offset our tax expense. We had no NOL carry forwards credits available for use in 2007.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2008, we had total assets of $2,537,458. Of this amount, $115,418 was held in cash. Management determined that we would generate income sufficient to use our deferred tax asset. Thus, we reversed our valuation allowance account and recorded a $14,500 deferred tax asset. Our overall liabilities have increased as compared to prior year. The majority of the increase is for amounts owed to affiliates for administrative services and unpaid rent obligations. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2008 as compared to 2007 – Our cash provided by operations has increased as compared to prior year ended 2007. The increase is mainly attributable to not paying down our obligations to affiliates due in the current year, offset by an increase in cash paid for income taxes.

2007 as compared to 2006 – Our cash provided by operations decreased in 2007 as compared to the prior year ended 2006. The decrease is due to several factors. In 2006, we collected on a significant accounts receivable balance that was not applicable in 2007. In 2007, we paid the 2006 accrued tax liability. No cash was paid for taxes in 2006, as there was no liability due. In addition, we paid down less of our accounts payables owed in 2007, than in 2006.

Contractual obligations

We have contractual obligations and commitments primarily in regards to payments of operating leases. The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2008.

	Payments due by period
	Total	2009	2010	2011	2012	2013	thereafter
Long term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	194,378	68,604	68,604	57,170	—	—	—
Purchase obligations	—	—	—	—	—	—	—

	$194,378	$68,604	$68,604	$57,170	$—	$—	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates, which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating activities. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2008, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 19, 2008, the company’s Board of Directors engaged the Plano, Texas firm of Swalm & Associates, P.C. as the new Independent Registered Public Accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2008 and any interim period. There were no disagreements or reportable events as defined in Item 304 paragraph (a)(1)(v) or (a)(1)(iv) of Regulation S-K with the previous Independent Registered Public Accountant firm of Farmer, Fuqua & Huff, P.C. during the current or subsequent fiscal year.

ITEM 9A(T). CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”. On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004. On May 24, 2006, Steven A. Abney was elected a director, and elected Vice President, Treasurer, Chief Financial and Accounting Officer of the Company. On July 31, 2006, Ken Joines resigned, resulting in one vacancy remaining on the Board of Directors. On February 15, 2008, Steven A. Abney resigned as a director and officer of the Company. On February 26, 2008, the sole remaining member of the Board elected R Neil Crouch II as a Director, Vice President, Treasurer and Chief Financial and Accounting Officer and designated Mr. Crouch as the Principal Executive Officer. Effective March 24, 2009, R. Neil Crouch II resigned as a director and officer of the Company. As the sole member of the Board of Directors, Louis J. Corna elected Gene S. Bertcher to fill the vacancy created by Mr. Crouch’s resignation.

The names, ages and positions of the directors as of March 5, 2009 are set forth below.

Name	Age	Position with the Company
Louis J. Corna	61	Director, Vice President and Secretary

Gene S. Bertcher	60	Director, Vice President, Treasurer, Chief Financial Officer, Principal Accounting Officer, and Principal Executive Officer.

Louis J. Corna, 61

Director and Vice President of the Company since June 1, 2004 and Secretary since January 14, 2005. He is Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President — Tax (December 2000 to June 2001) of Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”) and Basic Capital Management, Inc. (“BCM”), Income Asset Management, Inc. (“PIAMI”) and Prime Income Asset Management, LLC (“Prime”); Private Attorney (January 2000 to December 2000); Vice President — Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President — Taxes (July 1991 to February 1998) of Whitman Corporation. IOT has a class of securities listed and traded on the American Stock Exchange, Inc. and TCI and ARL each has a class of equity securities listed and traded on the New York Stock Exchange, Inc.

R. Neil Crouch II, 56 (resigned March 24, 2009)

R Neil Crouch II has been a director, Vice President, Treasurer, Chief Financial Officer, Principal Accounting Officer and Principal Executive Officer (February 2008 to March 2009) of the Company. He is also Chairman of the Board (February 2007 to March 2009) and a Director of IOT since August 2006. Mr. Crouch is President of Eurenergy Resources Corporation, a Nevada corporation (“ERI”), engaged in the exploration and development of oil, gas and mineral interests since January 2005, which is a subsidiary of Syntek West Inc. (“SWI”). Mr. Crouch is also a Director, Vice President, Secretary and Treasurer of SWI since August 1, 2006. Mr. Crouch was Executive Vice President and Chief Financial Officer of the Company from September 17, 2004 to December 16, 2005. Mr. Crouch was Corporate Controller (from September 2002 to September 15, 2004) of Apptricity Corporation, a small Dallas, Texas based software development company; prior thereto (from January 1999 to September 2002) he was Corporate Controller of Attenza, Inc., a Dallas, Texas web-based computer self help company. Mr. Crouch has been a Certified Public Accountant since 1981.

Effective March 24, 2009, R. Neil Crouch II resigned as a Director, Vice President, Treasurer, and Chief Financial and Accounting Officer of First Equity Properties, Inc. (the “Registrant” or the “Company” or “FEPI”). Mr. Crouch had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices. Mr. Crouch, age 57, was appointed as a Director, Vice President, Treasurer, Chief Financial and Accounting Officer of the Registrant effective February 26, 2008.

Gene S. Bertcher, 60

On March 24, 2009, the Board of Directors of FEPI appointed Gene S. Bertcher, age 60, Vice President and Treasurer of the Company and selected Mr. Bertcher as the Chief Financial Officer and Principal Accounting Officer of the Company. Mr. Bertcher was also designated as the acting Principal Executive Officer. Mr. Bertcher is Chief Executive Officer (since December 2006) and Chief Financial Officer (since January 3, 2003) and a Director (from November 1989 to September 1996 and from June 1999 to the present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the American Stock Exchange LLC (the “AMEX”), Executive Vice President (since February 2008) and Chief Accounting Officer (since May 2008) of Income Opportunity Realty Investors, Inc. (“IOT”), a Nevada corporation which has its common stock listed on the AMEX and American Realty Investors, Inc. (“ARL”), a Nevada corporation which has its common stock listed on the New York Stock Exchange, Inc. (“NYSE”) and Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed on the NYSE. Mr. Bertcher has been a certified public accountant since 1973.

On March 24, 2009, the sole remaining member of the Board of Directors elected Gene S. Bertcher as a director to fill a vacancy on the Board of Directors.

There are no family relationships among the directors or executive officers of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors acted upon 15 matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

The Board of Directors adopted on February 23, 2004, a Code of Ethics policy for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member in care of the Secretary of First Equity Properties, Inc., 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

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

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries nor cash compensation from the Company or its predecessor, WESPAC, for acting in such capacity during the two years ended December 31, 2008, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, WESPAC, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 5, 2009, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 5, 2009.

As of March 5, 2009, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
Shares of common stock, par value $0.01 per share	Louis J. Corna 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of common stock, par value $0.01 per share	R. Neil Crouch II 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821	(b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 5, 2009.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Crouch) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Crouch have disclaimed any beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company leases its office space from TCI, an entity in which Mr. Corna, an officer and director of the Company, serves as an executive officer. See Item 2 “Properties” for a description of the lease.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2008 and 2007 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C., and Swalm & Associates, P.C. (effective November 19, 2008):

	Farmer, Fuqua & Huff, P.C.		Swalm & Associates, P.C.
Type of Fees	2008	2007	2008	2007
Audit fees	$7,400	$9,360	$1,200	$—
Audit related fees	—	—	—	—
Tax fees — preparation of corporate federal income tax returns	750	760	—	—
All other fees	—	—	—	—

Total	$8,150	$10,120	$1,200	$—

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Reports of Independent Registered Public Accounting Firms	22

	Balance Sheets as of December 31, 2008 and 2007	24

	Statements of Operations for the years ended December 31, 2008, 2007 and 2006	25

	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	26

	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	27

	Notes to Financial Statements	28

2.	Financial Statement Schedules.

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

Dated: March 31, 2009	FIRST EQUITY PROPERTIES, INC.

	By:	/s/ GENE S. BERTCHER
Gene S. Bertcher
Vice President, Treasurer, Chief Financial Officer, Principal Accounting Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ LOUIS J. CORNA Louis J. Corna	Director, Vice President and Secretary	March 31, 2009

/s/ GENE S. BERTCHER Gene S. Bertcher	Director, Vice President and Treasurer, Chief Financial Officer, Principal Accounting Officer and Principal Executive Officer	March 31, 2009

FIRST EQUITY PROPERTIES, INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of First Equity Properties, Inc. as of December 31, 2008 and the related statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2008 and the results of its operations, changes in stockholder’s equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.

February 24, 2009

Plano, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

We have audited the accompanying balance sheet of First Equity Properties, Inc. as of December 31, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2007 and 2006. First Equity Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER, FUQUA & HUFF, P.C

FARMER, FUQUA & HUFF, P.C.

March 31, 2008

Plano, Texas

FIRST EQUITIES PROPERTIES, INC.

BALANCE SHEETS

As of December 31,

	2008	2007
Assets
Cash and cash equivalents	$115,418	$72,653
Deferred tax asset	14,500	$—
Notes receivable — affiliates	2,407,540	2,407,540

Total assets	$2,537,458	$2,480,193

Liabilities and Shareholders’ Equity
Accounts payable	$3,283	$760
Federal income taxes payable	5,627	54,679
Accounts payable — affiliate	1,700,517	1,678,755

Total liabilities	1,709,427	1,734,194
Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized, 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value, 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(559,227)	(641,259)

Total shareholders’ equity	828,031	745,999

Total liabilities and shareholders’ equity	$2,537,458	$2,480,193

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December, 31

	2008	2007	2006
Revenue
Interest income	$241,413	$240,754	$240,838

Operating Expenses
General and administrative	54,326	12,120	6,926
Legal and professional fees	12,597	13,421	23,079

Operating expenses	66,923	25,541	30,005

Income before interest expense and taxes	174,490	215,213	210,833
Other income (expense)
Interest expense	(101,462)	—	—

Income before income taxes	73,028	215,213	210,833
Income tax expense
Amount currently payable	(5,496)	(54,945)	(36,055)
Deferred portion	14,500	—	—

	9,004	(54,945)	(36,055)
Net income applicable to common shareholders	$82,032	$160,268	$174,778

Earnings (loss) per share	$0.08	$0.15	$0.17

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2008, 2007 and 2006

	Common Stock		Paid in Capital	Retained Earnings / (Deficit)	Total Equity
	Shares	Amount
Balances at January 1, 2006	1,057,628	$10,576	$1,376,682	$(976,305)	$410,953
Net income	—	—	—	174,778	174,778

Balances at December 31, 2006	1,057,628	10,576	1,376,682	(801,527)	585,731
Net income	—	—	—	160,268	160,268

Balances at December 31, 2007	1,057,628	10,576	1,376,682	(641,259)	745,999
Net income	—	—	—	82,032	82,032

Balances at December 31, 2008	1,057,628	$10,576	$1,376,682	$(559,227)	$828,031

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net Income	$82,032	$160,268	$174,778
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable	—	—	60,684
Deferred tax asset	(14,500)	—	—
Increase (decrease) in
Accounts payable	2,523	760	(7,320)
Federal income taxes payable	(49,052)	17,178	37,501
Accounts payable — affiliate	21,762	(169,225)	(206,000)

Net cash provided by operating activities	42,765	8,981	59,643

Net increase (decrease) in cash and cash equivalents	42,765	8,981	59,643
Cash and cash equivalents at the beginning of period	72,653	63,672	4,029

Cash and cash equivalents at the end of period	$115,418	$72,653	$63,672

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Our current source of revenue consists of the collections of interest on notes receivables from two affiliated entities. Any adverse conditions that could affect the financial condition of either of these two entities and specifically their ability to service debt obligation owed would have a severe material impact on our financial statements.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

Earnings (loss) per Share

Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which was adopted in 1997 for both years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of SFAS No. 128 had no effect on previously reported EPS.

NOTE B — NOTES PAYABLE — AFFILIATE

The Company has a revolving line of credit with Nevada Sea Investments, Inc., a shareholder. Amounts borrowed under the line bear interest at 8% per year and are due on demand. As of December 31, 2008, there was no amount outstanding under this line of credit.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE C — INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	2008	2007	2006
Accumulated Amortization	$14,500	$27,583	$41,807
Benefit of NOL carryforward	—	—	—

Deferred tax asset	14,500	27,583	41,807
Less: Valuation allowance	—	(27,583)	(41,807)

Total deferred tax asset	$14,500	$—	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Therefore, the Company established a valuation allowance for deferred tax assets of $27,583 and $41,807 as of December 31, 2007 and 2006, respectively.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2008	2007	2006
Federal income tax at statutory rate per books	$13,259	$65,747	$61,974
Utilization of net operating loss carry forwards	—	—	(15,760)
Amortization	(7,763)	(10,802)	(10,159)

Federal income tax per tax return	$5,496	$54,945	$36,055

Effective income tax rate	7.5%	25.8%	7.5%

NOTE D — FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable-affiliate, notes receivable-affiliate and accounts payable-affiliate approximate fair value due to short-term maturities of these assets and liabilities.

NOTE E— COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

	2008	2007	2006
Cash paid for federal income taxes	$54,626	$37,767	$—
Cash paid for interest expense	$94,998	$—	$—

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE G — COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS No. 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2008, 2007, and 2006, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H — QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2008 and 2007.

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$60,024	$60,023	$60,683	$60,683
Operating expenses	9,517	6,691	3,550	47,165

Net income from continuing operations before taxes	50,507	53,332	57,133	13,518
Interest expense	30,332	24,939	25,091	21,100
Income tax expense	6,105	4,258	5,295	(24,662)

Net income applicable to common shareholders	$14,070	$24,135	$26,747	$17,080

Earnings per share
Weighted average earnings per share applicable to common shares	$0.01	$0.02	$0.03	$0.02

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,363	$60,025	$60,682	$60,684
Operating expenses	8,445	12,187	3,813	1,096

Net income from continuing operations before taxes	50,918	47,838	56,869	59,588
Income tax expense	19,675	16,265	19,518	(513)

Net income applicable to common shareholders	$31,243	$31,573	$37,351	$60,101

Earnings per share
Weighted average earnings per share applicable to common shares	$0.03	$0.03	$0.03	$0.06

NOTE I — AFFILIATED NOTES RECEIVABLE

Receivables from affiliates consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.

NOTE J — LEASES

On September 18, 2008, we entered into a long-term lease commitment with Transcontinental Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the remaining three-year period is $194,378.