Form 10-Q
period 2009-03-31
FIRST EQUITY PROPERTIES INC
filed 2009-05-11
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑.  Yes  ☐  No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) *.  ☐.  Yes  ☐  No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 8, 2009)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(unaudited)

Cash and cash equivalents	$4,633	$115,418

Deferred tax asset	13,887	14,500

Receivables - affiliated	95,000	-

Notes and interest receivable - affiliated	2,466,904	2,407,540

Total assets	$2,580,424	$2,537,458

Liabilities and Shareholders’ Equity

Accounts payable	$13,373	$3,283

Federal income taxes payable	5,627	5,627

Accounts payable - affiliated	1,728,548	1,700,517

Total liabilities	1,747,548	1,709,427

Preferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576

Capital in excess of par value	1,376,682	1,376,682

Retained earnings (deficit)	(554,382)	(559,227)

Total shareholders’ equity	832,876	828,031

Total liabilities and shareholders’ equity	$2,580,424	$2,537,458

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenue
Interest income	$59,364	$60,024

Expenses
General and administrative ($24,651 from affiliates in 2009)	27,599	1,172
Legal and professional fees	8,989	8,345

Total expenses	36,588	9,517

Income before interest expense and taxes	22,776	50,507

Other income (expense)
Interest expense	(17,318)	(30,332)

Income before income taxes	5,458	20,175
Income tax expense
Current	-	(6,105)
Deferred	(613)	-

Corporate income tax expense	(613)	(6,105)

Net income available to common shareholders	$4,845	$14,070

Earnings per share
Net income available to common shareholders	$-	$0.01

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF SHAREHOLDERS EQUITY

For the three months ended March 31, 2009

(unaudited)

	Common Stock		Paid in Capital	Retained Earnings (Deficit)	Shareholders’ Equity
	Stock	Capital
Balance, January 1, 2009	1,057,628	$10,576	$1,376,682	$(559,227)	$828,031
Net income applicable to common shareholders	-	$-	$-	$4,845	$4,845

Balance, March 31, 2009	1,057,628	$10,576	$1,376,682	$(554,382)	$832,876

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income applicable to common shareholders	$4,845	$14,070
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

(Increase) decrease in:
Deferred tax asset	613	-
Receivable - affiliated	(95,000)	-
Interest receivable - affiliated	(59,364)	-
Increase (decrease) in:
Accounts payable	10,090	6,950
Federal income taxes payable	-	(48,521)
Accounts payable - affiliated	28,031	28,557

Net cash (used) provided by operating activities	(110,785)	1,056

Net increase in cash and cash equivalents	(110,785)	1,056

Cash and cash equivalents at the beginning of period	115,418	72,653

Cash and cash equivalents at the end of period	$4,633	$73,709

Supplemental disclosures
Cash paid for income taxes	$-	$54,626

Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

First Equity Properties, Inc. (“FEPI”, “The Company”, “We”, “Us”, or “Our”) is the successor in interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983. FEPI is a Nevada Corporation. Our Company is headquartered in Dallas, Texas.

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheets, statements of earnings, statements of shareholders’ equity and statements of cash flows, have been included. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2008.

Certain amounts in the prior periods have been reclassified to conform with the current period presentation.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

NOTE 2.	FEDERAL INCOME TAXES

The accompanying interim unaudited 2009 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The first quarter tax accrual was calculated base on a rate of 15%. In addition, the deferred tax asset was amortized to estimate the book tax liability to the actual amount owed.

NOTE 3.	LEASES

We have a long term operating lease commitment with an affiliated entity, Income Opportunity Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the three months ended March 31, 2009 was $17,151 which is included in General and administrative expenses of the Statements of Operations.

NOTE 4.	Related Party

Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of our company.

We entered into a lease agreement with IOT, an affiliated entity. The lease commenced November 1, 2008 and extends through October 31, 2011, see Note 3. Leases.

We entered into an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. We pay $2,500 per month for these services.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2009 and 2008. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. The outstanding principal balance on these notes is currently not being paid down, thus, the income from these notes are consistent and comparable to prior periods.

Comparison of the three months ended March 31, 2009 to the same period ended 2008.

We reported a net income applicable to common shareholders of $4,845 for the three months ended March 31, 2009 as compared to a net income to common shareholders of $14,070 for the same period ended 2008.

General and administrative expense increased due to entering in to a lease agreement with Income Opportunity Realty Investors, Inc., an affiliated entity. The base rent is $5,717 per month. This lease was not effective for the First Quarter ended 2008. In addition, we have entered into an administrative services agreement with Prime Income Asset Management, Inc., an affiliated entity, for $2,500 per month. The remaining increase was due to an increase in audit and filing fees.

Interest expense decreased due to a significant drop in the prime rate from prior period. Our interest expense is based on a rate of Prime plus one percent. On average the Prime rate was 6.41% and 3.25% for the three months ended March 31, 2008 and 2009, respectively.

Income tax expense decreased due to the additional expenses associated with lease agreement and the administrative services agreement entered into which was not applicable in prior year.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of March 31, 2009;

•

We advanced $95,000 to an affiliated entity which reduced our cash balance, and increased our receivables from affiliates. In addition, we paid cash for our lease commitments accrued in prior year which further reduced our cash balance.

•	Our notes and interest receivable – affiliated increased as we did not collect the interest owed us on those notes.

•	Our accounts payables increased due to the additional accruals for lease and administrative expenses incurred and not paid.

•	Our accounts payables – affiliated increased due to unpaid interest expense.

Cash Flow Summary

The following summary discussion of our cash flow is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

We had a significant increase in cash used from operating activities as compared to prior year. In the current year, we did not collect on our receivables. In addition, we had an increase in operating expenses and advanced $95,000 to an affiliated entity. This was offset by not paying the tax liability when due, and extending our payables.

Although we had a significant cash outflow in the first quarter, we anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Financial Officer and Acting Principal Executive Officer of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Chief Financial Officer and Acting Principal Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company’s periodic SEC filings.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: May 11, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Director, Vice President, Treasurer, Chief Financial Officer, Acting Principal Executive Officer, and Principal Accounting Officer