Form 10-Q
period 2009-06-30
FIRST EQUITY PROPERTIES INC
filed 2009-08-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 14, 2009)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets	(unaudited)

Cash and cash equivalents	$827	$115,418
Deferred tax asset	14,500	14,500
Receivable - affiliated	208,022	-
Notes and interest receivable - affiliate	2,407,540	2,407,540

Total assets	$2,630,889	$2,537,458

Liabilities and Shareholders’ Equity

Accounts payable	$24,652	$3,283
Federal income taxes payable	1,848	5,627
Accounts payable - affiliate	1,762,475	1,700,517

Total liabilities	1,788,975	1,709,427

Preferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576
Capital in excess of par value	1,376,682	1,376,682
Retained deficit	(545,344)	(559,227)

Total shareholders’ equity	841,914	828,031

Total liabilities and shareholders’ equity	$2,630,889	$2,537,458

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue
Interest income	$60,024	$60,023	$119,388	$120,047

Expenses
General and administrative ($24,651 and $49,302 from affiliates for three and six months respectively)	29,201	5,912	56,801	7,084
Legal and professional fees	2,983	779	11,972	9,124

Total expenses	32,184	6,691	68,773	16,208

Income before interest expense and taxes	27,840	53,332	50,615	103,839

Other income (expense)
Interest expense	(17,511)	(24,939)	(34,829)	(55,271)

Income before income taxes	10,329	28,393	15,786	48,568
Income tax expense
Current	(1,290)	(4,258)	(1,290)	(10,363)
Deferred	-	-	(613)	-

Corporate income tax expense	(1,290)	(4,258)	(1,903)	(10,363)

Net income available to common shareholders	$9,039	$24,135	$13,883	$38,205

Earnings per share
Net income available to common shareholders	$0.01	$0.02	$0.01	$0.04

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF SHAREHOLDERS EQUITY

For the six months ended June 30, 2009

(unaudited)

	Common Stock		Paid in	Retained Earnings	Shareholders’
	Stock	Capital	Capital	(Deficit)	Equity
Balance, January 1, 2009	1,057,628	$10,576	$1,376,682	$(559,227)	$828,031

Net income applicable to common shareholders	-	$-	$-	$13,883	$13,883

Balance, June 30, 2009	1,057,628	$10,576	$1,376,682	$(545,344)	$841,914

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net income applicable to common shareholders	$13,883	$38,205
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

Increase (decrease) in:
Receivable - affiliated	(208,022)	-
Increase (decrease) in:
Accounts payable	107,761	1,200
Federal income taxes payable	(3,779)	(44,263)
Accounts payable - affiliated	(24,434)	(26,245)

Net cash provided by (used in) operating activities	(114,591)	(31,103)

Net increase (decrease) in cash and cash equivalents	(114,591)	(31,103)

Cash and cash equivalents at the beginning of period	115,418	72,653

Cash and cash equivalents at the end of period	$827	$41,550

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

NOTE 2.	FEDERAL INCOME TAXES

The accompanying interim unaudited 2009 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The second quarter tax accrual was calculated base on a rate of 15%. In addition, the deferred tax asset was amortized to estimate the book tax liability to the actual amount owed.

NOTE 3.	LEASES

We have a long term operating lease commitment with an affiliated entity, Income Opportunity Realty Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the six months ended June 30, 2009 was $34,304 which is included in general and administrative expenses of the Statements of Operations.

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

We entered into an administrative agreement with Prime Income Asset Management, Inc., (“Prime”) an affiliated entity, for accounting and administrative services. We pay $2,500 per month for these services.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “project”, “result”, “should”, “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-

faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2009 and 2008. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. The outstanding principal balance on these notes is currently not being paid down, thus, the income from these notes are consistent and comparable to prior periods.

Comparison of the three months ended June 30, 2009 to the same period ended 2008.

We reported a net income applicable to common shareholders of $9,039 for the three months ended June 30, 2009 as compared to a net income to common shareholders of $24,135 for the same period ended 2008.

General and administrative expense increased due to entering in to a lease agreement with IOT, an affiliated entity. The base rent is $5,717 per month. This lease was not effective for the Second Quarter ended 2008. In addition, we have entered into an administrative services agreement with Prime, an affiliated entity, for $2,500 per month. The remaining increase was due to an increase in audit and filing fees.

Interest expense decreased due to a significant drop in the prime rate from prior period. Our interest expense is based on a rate of Prime plus one percent. On average the Prime rate was 6.41% and 3.25% for the three months ended June 30, 2008 and 2009, respectively.

Income tax expense decreased due to the additional expenses associated with lease agreement and the administrative services agreement entered into which was not applicable in prior year.

Comparison of the six months ended June 30, 2009 to the same period ended 2008.

We reported a net income applicable to common shareholders of $13,883 for the six months ended June 30, 2009 as compared to a net income to common shareholders of $38,205 for the same period ended 2008.

General and administrative expense increased due to entering in to a lease agreement with IOT, an affiliated entity. The base rent is $5,717 per month. This lease was not effective for the Second Quarter ended 2008. In addition, we have entered into an administrative services agreement with Prime, an affiliated entity, for $2,500 per month. The remaining increase was due to an increase in audit and filing fees.

Interest expense decreased due to a significant drop in the prime rate from prior period. Our interest expense is based on a rate of Prime plus one percent. On average the Prime rate was 6.41% and 3.25% for the six months ended June 30, 2008 and 2009, respectively.

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

The following significantly impacted our balance sheet as of June 30, 2009:

•

We advanced $208,022 to an affiliated entity which reduced our cash balance, and increased our receivables from affiliates. In addition, we paid cash for our lease commitments accrued in prior year which further reduced our cash balance.

•	Our interest receivable – affiliated decreased as we collected the interest owed us on those notes.

•	Our accounts payables increased due to the additional accruals for lease and administrative expenses incurred and not paid.

•	Our accounts payables – affiliated decreased due to the payment of interest expense.

Cash Flow Summary

The following summary discussion of our cash flow is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

We had a significant increase in cash used from operating activities as compared to prior year. In the current year, we had an increase in operating expenses and advanced $208,022 to an affiliated entity. This was offset by not paying the tax liability when due, and extending our payables.

Although we had a significant cash outflow in the second quarter, we anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Vice President, Treasurer, Acting Principal Executive Officer and Principal Financial Officer