Form 10-Q
period 2009-09-30
FIRST EQUITY PROPERTIES INC
filed 2009-11-13
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 13, 2009)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	September 30, 2009	December 31, 2008
Assets	(unaudited)

Cash and cash equivalents	$615	$115,418

Deferred tax asset	14,500	14,500

Notes and interest receivable - affiliate	2,407,540	2,407,540

Total assets	$2,422,655	$2,537,458

Liabilities and Shareholders’ Equity

Accounts payable	$80,023	$3,283

Federal income taxes payable	4,149	5,627

Accounts payable - affiliate	1,487,079	1,700,517

Total liabilities	1,571,251	1,709,427

Preferred stock, $0.01 par 4,960,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.01 par 40,000,000 shares authorized, 1,057,628 shares issued and outstanding	10,576	10,576

Capital in excess of par value	1,376,682	1,376,682
Retained deficit	(535,854)	(559,227)

Total shareholders’ equity	851,404	828,031

Total liabilities and shareholders’ equity	$2,422,655	$2,537,458

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Interest income	$60,683	$60,683	$180,071	$180,730

Expenses

General and administrative ($24,651 and $73,953 from affiliates for three and nine months respectively)	28,512	2,065	85,312	9,149
Legal and professional fees	2,590	1,485	14,563	10,609

Total expenses	31,102	3,550	99,875	19,758

Income before interest expense and taxes	29,581	57,133	80,196	160,972

Other income (expense)
Interest expense	(17,703)	(25,091)	(52,533)	(80,362)

Income before income taxes	11,878	32,042	27,663	80,610
Income tax expense
Current	(2,387)	(5,295)	(4,290)	(15,658)
Deferred	-	-	-	-

Corporate income tax expense	(2,387)	(5,295)	(4,290)	(15,658)

Net income available to common shareholders	$9,491	$26,747	$23,373	$97,952

Earnings per share
Net income available to common shareholders	$0.01	$0.02	$0.02	$0.06

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF SHAREHOLDERS EQUITY

For the nine months ended September 30, 2009

(unaudited)

	Common Stock		Paid in	Retained Earnings	Shareholders’
	Stock	Capital	Capital	(Deficit)	Equity
Balance, January 1, 2009	1,057,628	$10,576	$1,376,682	$(559,227)	$828,031

Net income applicable to common shareholders	-	$-	$-	$23,373	$23,373

Balance, September 30, 2009	1,057,628	$10,576	$1,376,682	$(535,854)	$851,404

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income applicable to common shareholders	$23,373	$64,952
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

Increase (decrease) in:
Accounts payable	76,740	1,200
Federal income taxes payable	(1,478)	(38,968)
Accounts payable - affiliate	(213,438)	(26,147)

Net cash provided by (used in) operating activities	(114,803)	1,037

Net increase (decrease) in cash and cash equivalents	(114,803)	1,037

Cash and cash equivalents at the beginning of period	115,418	72,653

Cash and cash equivalents at the end of period	$615	$73,690

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

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

NOTE 2.       FEDERAL INCOME TAXES

The accompanying interim unaudited 2009 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The tax accrual was calculated base on a rate of 15%. In addition, the deferred tax asset was amortized to estimate the book tax liability to the actual amount owed.

NOTE 3.       LEASES

We have a long term operating lease commitment with an affiliated entity, Income Opportunity Realty Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the nine months ended September 30, 2009 was $51,456 which is included in general and administrative expenses of the Statements of Operations.

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

NOTE 5.       NEWLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) to amend topic Accounting Standard Codification 105 (“ASC-105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal security laws are also sources of authoritative GAAP for SEC registrants. The Codification if effective for interim and annual periods ending on or after September 15, 2009. Therefore, the Company is applying the Codification to its financial statements issued for interim and annual periods ending after September 30, 2009.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part I, Item 1 of this report for the nine months ended September 30, 2009 and 2008. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. The outstanding principal balance on these notes is currently not being paid down, thus, the income from these notes are consistent and comparable to prior periods.

Comparison of the three months ended September 30, 2009 to the same period ended 2008.

We reported a net income applicable to common shareholders of $9,491 for the three months ended September 30, 2009 as compared to a net income to common shareholders of $26,747 for the same period ended 2008.

General and administrative expense increased due to entering into a lease agreement with IOT, an affiliated entity. The base rent is $5,717 per month. This lease was not in effect for the Third Quarter ended 2008. In addition, we have entered into an administrative services agreement with Prime, an affiliated entity, for $2,500 per month. The remaining increase was due to an increase in audit and filing fees.

Interest expense decreased due to a significant drop in the prime rate from prior period. Our interest expense is based on a rate of Prime plus one percent. On average the Prime rate was 6.41% and 3.25% for the nine months ended September 30, 2008 and 2009, respectively.

Income tax expense decreased due to the additional expenses associated with lease agreement and the administrative services agreement entered into which was not applicable in prior year.

Comparison of the nine months ended September 30, 2009 to the same period ended 2008.

We reported a net income applicable to common shareholders of $23,373 for the nine months ended September 30, 2009 as compared to a net income to common shareholders of $97,952 for the same period ended 2008.

General and administrative expense increased due to entering in to a lease agreement with IOT, an affiliated entity. The base rent is $5,717 per month. In addition, we have entered into an administrative services agreement with Prime, an affiliated entity, for $2,500 per month. The remaining increase was due to an increase in audit and filing fees, and legal expenses.

Interest expense decreased due to a significant drop in the prime rate from prior period. Our interest expense is based on a rate of Prime plus one percent. On average the Prime rate was 6.41% and 3.25% for the nine months ended September 30, 2008 and 2009, respectively.

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

The following significantly impacted our balance sheet as of September 30, 2009:

•

We advanced $168,023 to an affiliated entity, which reduced our cash balance and increased our receivables from affiliates. In addition, we paid cash for our lease commitments and administrative fees, which further reduced our cash balance.

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

We had a significant increase in cash used from operating activities as compared to the prior year. In the current year, we had an increase in operating expenses and advanced $168,023 to an affiliated entity. This was offset by not paying the tax liability when due, and also extending our payables.

Although we had a significant cash outflow in the third quarter, we anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number		Description

3.1		Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2		Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3		Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4		Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5		Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6		Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1	*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 13, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Vice President, Treasurer, Acting Principal Executive Officer and Principal Financial Officer