Form 10-K
period 2009-12-31
FIRST EQUITY PROPERTIES INC
filed 2010-03-31
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of September 30, 2009 (the last business day of the Registrant’s most recently completed third fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of September 30, 2009 by persons believed to be non-affiliates of the Registrant.

As of March 31, 2010, there were 1,057,628 shares of common stock outstanding.

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

Management of the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. However, management has reviewed opportunities in the cable systems industry, switching industry and high-speed data and telephone operations industries; no agreement or understanding presently exists to acquire any such business, and no assurance can be given that any operating enterprise will be acquired by the Company in the near future. Although discussions are continuing with the current owners of active business operations in various industries, Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.

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

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on April 30, 2011, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal office is located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space, which the Company leases from Income Opportunity Realty Investors, Inc. (“IOT”). The space is suitable and adequate for the purposes for which it is utilized. Louis J. Corna, an officer and director of the Company, is also an executive officer of IOT.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2009, and through March 31, 2010, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

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

As of December 31, 2009, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2009, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2009, are derived from the audited financial statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA:
Revenues	$240,754	$241,413	$240,754	$240,838	$240,755
General and administrative	129,752	66,923	25,541	30,005	32,179
Other income	—	—	—	—	—

Income from continuing operations	111,002	174,490	215,213	210,833	208,576
Impairment loss	—	—	—	—	—
Interest expense	(70,236)	(101,462)	—	—	—
Income from discontinued operations	—	—	—	—	—

Income (loss) before taxes	40,766	73,028	215,213	210,833	208,576
Income tax benefit (expense)	(9,097)	9,004	(54,945)	(36,055)	—

Net income (loss) applicable to common shareholders	$31,669	$82,032	$160,268	$174,778	$208,576

Weighted average earnings per share:
Income from continuing operations	$0.03	$0.08	$0.15	$0.17	$0.20
Loss from discontinued operations	—	—	—	—	—

Net income loss applicable to common shareholders	$0.03	$0.08	$0.15	$0.17	$0.20

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:
Total Assets	$2,517,028	$2,537,458	$2,480,193	$2,471,212	$2,472,253

Total Liabilities	$1,657,328	$1,709,427	$1,734,194	$1,885,481	$2,061,300

Stockholders’ Equity	$859,700	$828,031	$745,999	$585,731	$410,953

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended December 31, 2009 as compared to the same period ended 2008.

General and administrative expenses increased by $60,174 as compared to the year ended 2008. The majority of the increase is due to a full year of the lease agreement signed in the prior year. The lease agreement is with an affiliated entity for office space that was effective November 1, 2008. The lease is for $5,717 per month, which accounts for $57,170 of the increase.

Interest expense decreased by $31,226 as compared to the year ended 2008. The affiliated payables were reduced during 2009 which decreased the interest expense incurred.

Results of operations for the year ended December 31, 2008 as compared to the same period ended 2007.

General and administrative expenses increased by $42,206 as compared to the year ended 2007. The majority of the increase is due to two new agreements signed in 2008. The first being an administrative services agreement. We entered into an agreement with Prime Income Asset Management, Inc., an affiliated entity, to provide monthly administrative services at a cost of $2,500 per month. This accounts for $30,000 of the increase. The second item is a lease agreement with an affiliated entity for office space effective November 1, 2008. The lease is for $5,717 per month. We owe for two months in the current year, which accounts for $11,434 of the increase.

Interest expense is $101,462 for the year ended December 31, 2008. In January of 2008, the parties to the affiliated payables demanded that interest at the rate of Prime plus 1% to be paid on the outstanding amounts owed. No interest expense was paid or recorded prior to this event.

Income tax expense has decreased as compared to the year ended 2007. The decrease is due to increased operating expenses associate with three new agreements. An administrative services agreement which has increased costs by $2,500 per month and a lease agreement which increased costs by $5,717 per month effective in November of 2008, and a demand notice requiring monthly interest payments. These agreements were not applicable to the year ended 2007, thus effectively lowering our taxable income.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2009, we had total assets of $2,517,028. Management determined that we would generate income sufficient to use our deferred tax asset of $6,110. Our overall liabilities have decreased as compared to prior year. The majority of the liability is for amounts owed to affiliates for administrative services and unpaid rent obligations. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2009 as compared to 2008 – The decrease is mainly attributable to paying down our obligations to affiliates due in the current year.

2008 as compared to 2007 – Our cash provided by operations in 2008 increased as compared to the year ended in 2007. The increase is mainly attributable to not paying down our obligations to affiliates due in 2008, offset by an increase in cash paid for income taxes.

Contractual obligations

We have contractual obligations and commitments primarily in regards to payments of operating leases. The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2009.

	Payments due by period
	Total	2010	2011	2012	2013	2014	thereafter
Long term debt	$—	$—	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—	—	—
Operating leases	125,774	68,604	57,170	—	—	—	—
Purchase obligations	—	—	—	—	—	—	—

	$125,774	$68,604	$57,170	$—	$—	$—	$—

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2009, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective November 19, 2008, the company’s Board of Directors engaged the Plano, Texas firm of Swalm & Associates, P.C. as the new Independent Registered Public Accountant to audit the Company’s financial statements for the fiscal year ending December 31, 2009 and any interim period. There were no disagreements or reportable events as defined in Item 304 paragraph (a)(1)(v) or (a)(1)(iv) of Regulation S-K with the previous Independent Registered Public Accountants, Farmer, Fuqua & Huff, P.C. during the current or subsequent fiscal year.

ITEM 9A(T). CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2009 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. Each of the following individuals was named as a director and was elected by the Board of Directors to fill a vacancy created by a prior resignation. None of the Directors originally named in the Articles of Incorporation of the Company filed December 19, 1996 are currently Directors. A vacancy existed on the Board of Directors following the resignation effective March 1, 1997 of Georgie Liebelt. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”. On April 5, 2001, F. Terry Shumate, a Director since inception, resigned creating a second vacancy. On February 1, 2002, acting in his capacity as the sole remaining Director, Karl Blaha, then President and a Director, elected Ronald E. Kimbrough to fill the vacancy created by the resignation of Georgie Liebelt and elected Ken Joines to fill the vacancy created by the resignation of F. Terry Shumate. Such action filled all three positions on the Board of Directors with Messrs. Kimbrough, Joines and Blaha. Kimbrough was also elected Vice President and Treasurer, and Joines was elected Secretary. On February 7, 2002, Karl L. Blaha resigned as a member of the Board of Directors and President of the Company. On May 31, 2004, Ronald E. Kimbrough resigned as a director of the Company, and Ken L. Joines, acting in his capacity as the sole remaining director, elected Louis J. Corna as a director of the Company effective June 1, 2004. On May 24, 2006, Steven A. Abney was elected a director, and elected Vice President, Treasurer, Chief Financial and Accounting Officer of the Company. On July 31, 2006, Ken Joines resigned, resulting in one vacancy remaining on the Board of Directors. On February 15, 2008, Steven A. Abney resigned as a director and officer of the Company. On February 26, 2008, the sole remaining member of the Board elected R Neil Crouch II as a Director, Vice President, Treasurer and Chief Financial and Accounting Officer and designated Mr. Crouch as the Principal Executive Officer. Effective March 24, 2009, R. Neil Crouch II resigned as a member of the Board of Directors. Louis J. Corna, the sole remaining director elected Gene S. Bertcher to fill the vacancy.

The names, ages and positions of the directors as of March 31, 2010 are set forth below.

Name	Age	Position with the Company
Louis J. Corna	62	Director, Vice President and Secretary

Gene S. Bertcher	61	Director, Vice President, Treasurer, Chief Financial Officer, Principal Accounting Officer, and Principal Executive Officer.

Louis J. Corna, 62

Director and Vice President of the Company since June 1, 2004 and Secretary since January 14, 2005. He is Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President — Tax (December 2000 to June 2001) of Income Opportunity Realty Investors, Inc. (“IOT”), Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”) and Prime Income Asset Management, LLC (“Prime”); Private Attorney (January 2000 to December 2000); Vice President — Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President — Taxes (July 1991 to February 1998) of Whitman Corporation. IOT has a class of securities listed and traded on the American Stock Exchange (“AMEX”) and TCI and ARL each has a class of equity securities listed and traded on the New York Stock Exchange (“NYSE”).

Gene S. Bertcher, 61

Director, Chief Financial Officer and Principal Accounting Officer, and Vice President and Treasurer of the Company. Mr. Bertcher is also designated as the acting Principal Executive Officer. Mr. Bertcher is Chief Executive Officer (since December 2006) and Chief Financial Officer (since January 3, 2003) and a Director (from November 1989 to September 1996 and from June 1999 to the present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX, Executive Vice President (since February 2008) and Chief Financial Officer (since October 2009) of IOT, ARL, and TCI. Mr. Bertcher has been a certified public accountant since 1973.

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

Neither the executive officers nor directors received salaries nor cash compensation from the Company or its predecessor, WESPAC, for acting in such capacity during the two years ended December 31, 2009, in an amount required to be disclosed under this item. The only director or executive officer who received salaried compensation from the Company or its predecessor, WESPAC, was Georgie Liebelt whose compensation until her resignation effective March 1, 1997 was $59,000 per year plus a $6,000 per year car allowance. The Company has no retirement, annuity or pension plan covering its directors or executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 31, 2010, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 31, 2010.

As of March 31, 2010, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
Shares of common stock, par value $0.01 per share	Louis J. Corna 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of common stock, par value $0.01 per share	Gene S. Bertcher 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821	(b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 31, 2010.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers (Messrs. Corna and Crouch) may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers. Each of Messrs. Corna and Crouch have disclaimed any beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of Carmel and a 99% limited partnership interest in CRSL for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. During the fiscal year ended December 31, 2003, Carmel had management income of $111,462 and CRSL had management income of $95,792. The general partner of CRSL is BCM. The purchaser, Regis, performs certain property management and real estate and brokerage activities for other entities. Regis paid cash of $250,000 to FEPI and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of FEPI on demand or, if no demand is made prior thereto, on April 30, 2011, with interest payable monthly as it accrues. Such promissory note is secured by a pledge of the common stock of Carmel and partnership interest of CRSL sold by the Company.

The Company leases its office space from IOT, an entity in which Mr. Corna and Mr. Bertcher, officers and directors of the Company, serve as executive officers. See Item 2 “Properties” for a description of the lease.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2009 and 2008 by FEPI’s principal accounting firm, Farmer, Fuqua & Huff, P.C., and Swalm & Associates, P.C. (effective November 19, 2008):

	Swalm & Associates, P.C.		Farmer, Fuqua & Huff, P.C.
Type of Fees	2009	2008	2009	2008
Audit fees	$8,250	$1,200	$—	$7,400
Audit related fees	—	—	—	—
Tax fees — preparation of corporate federal income tax returns	750	—	—	750
All other fees	—	—	—	—

Total	$9,000	$1,200	$—	$8,150

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Reports of Independent Registered Public Accounting Firms	21

	Balance Sheets as of December 31, 2009 and 2008	23

	Statements of Operations for the years ended December 31, 2009, 2008 and 2007	24

	Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	25

	Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	26

	Notes to Financial Statements	27

2.	Financial Statement Schedules.

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

Dated: March 31, 2010	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ GENE S. BERTCHER
Gene S. Bertcher
Vice President & Treasurer (Acting Principal Executive Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ LOUIS J. CORNA Louis J. Corna	Director, Vice President and Secretary	March 31, 2010

/S/ GENE S. BERTCHER Gene S. Bertcher	Director, Vice President and Treasurer, Chief Financial Officer, (Principal Accounting Officer and Acting Principal Executive Officer)	March 31, 2010

FIRST EQUITY PROPERTIES, INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of First Equity Properties, Inc. as of December 31, 2009 and 2008 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2009 and 2008 the results of its operations, changes in stockholder’s equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.

March 16, 2010

Plano, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

We have audited the accompanying statements of operations, changes in shareholders’ equity and cash flows of First Equity Properties, Inc. for the year ended December 31, 2007. First Equity Properties, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the result of operations and cash flows of First Equity Properties, Inc. for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ FARMER, FUQUA & HUFF, P.C

FARMER, FUQUA & HUFF, P.C.

March 31, 2008

Plano, Texas

FIRST EQUITIES PROPERTIES, INC.

BALANCE SHEETS

As of December 31, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$82	$115,418
Deferred tax asset	6,110	14,500
Notes receivable — affiliates	2,510,836	2,407,540

Total assets	$2,517,028	$2,537,458

Liabilities and Shareholders’ Equity
Accounts payable	$1,575	$3,283
Federal income taxes payable	651	5,627
Accounts payable and accrued interest — affiliates	1,655,102	1,700,517

Total liabilities	1,657,328	1,709,427
Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(527,558)	(559,227)

Total shareholders’ equity	859,700	828,031

Total liabilities and shareholders’ equity	$2,517,028	$2,537,458

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Revenue
Interest income	$240,754	$241,413	$240,754
Operating Expenses
General and administrative	114,500	54,326	12,120
Legal and professional fees	15,252	12,597	13,421

Total operating expenses	129,752	66,923	25,541

Income before interest expense and taxes	111,002	174,490	215,213
Other income (expense)
Interest expense	(70,236)	(101,462)	—

Income before income taxes	40,766	73,028	215,213
Income tax (expense) benefit	(9,097)	9,004	(54,945)

Net income applicable to common shareholders	$31,669	$82,032	$160,268

Earnings (loss) per share	$0.03	$0.08	$0.15

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2009, 2008 and 2007

	Common Stock		Paid in Capital	Retained Earnings/(Deficit)	Total Equity
	Shares	Amount
Balances at January 1, 2007	1,057,628	$10,576	$1,376,682	$(801,527)	$585,731
Net income	—	—	—	160,268	160,268

Balances at December 31, 2007	1,057,628	10,576	1,376,682	(641,259)	745,999
Net income	—	—	—	82,032	82,032

Balances at December 31, 2008	1,057,628	10,576	1,376,682	(559,227)	828,031

Net income	—	—	—	31,669	31,669

Balances at December 31, 2009	1,057,628	$10,576	$1,376,682	$(527,558)	$859,700

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$31,669	$82,032	$160,268
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Notes receivable — affiliates	(103,296)	(1,775)	—
Deferred tax asset	8,390	(14,500)	—
Increase (decrease) in
Accounts payable	(1,708)	2,523	760
Federal income taxes payable	(4,976)	(49,052)	17,178
Accounts payable and accrued interest — affiliates	(45,415)	23,537	(169,225)

Net cash provided by operating activities	(115,336)	42,765	8,981

Net increase (decrease) in cash and cash equivalents	(115,336)	42,765	8,981
Cash and cash equivalents at the beginning of period	115,418	72,653	63,672

Cash and cash equivalents at the end of period	$82	$115,418	$72,653

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.

Earnings (loss) per Share

Earnings (loss) per share (EPS) are calculated in accordance with Accounting Standards Codification, (“ASC”) No. 260, Earnings per Share (ASC 260), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of ASC 260 had no effect on previously reported EPS.

FASB Accounting Standards Codification

The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

NOTE B — ACCOUNTS PAYABLE AND ACCRUED INTEREST — AFFILIATE

Accounts payable and accrued interest consists of uncollateralized payables to affiliates accruing interest at 4.25% per annum. Interest is generally paid in the month incurred with all payables and accrued interest due on demand.

NOTE C — INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	2009	2008	2007
Accumulated Amortization	$6,110	$14,500	$27,583
Benefit of NOL carryforward	—	—	—

Deferred tax asset	6,110	14,500	27,583
Less: Valuation allowance	—	—	(27,583)

Total deferred tax asset	$6,110	$14,500	$—

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2009	2008	2007
Federal income tax at statutory rate per books	$6,115	$13,259	$65,747
Change in valuation allowance	—	(14,500)	—
Amortization	2,982	(22,263)	(10,802)

Federal income tax per tax return	$9,097	$(9,004)	$54,945

Effective income tax rate	22.3%	(12.3)%	25.8%

NOTE D — FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable affiliate, notes receivable affiliate and accounts payable affiliate approximate fair value due to short-term maturities of these assets and liabilities.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE E — COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE F — SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008	2007
Cash paid for federal income taxes	$5,768	$54,626	$37,767
Cash paid for interest expense	$76,710	$94,998	$—

NOTE G — COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2009, 2008, and 2007, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H — QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2009 and 2008.

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	36,588	32,184	31,102	29,878

Net income from continuing operations before taxes	22,776	27,840	29,581	30,805
Interest expense	17,318	17,511	17,703	17,704
Income tax expense	613	1,290	2,387	4,807

Net income applicable to common shareholders	$4,845	$9,039	$9,491	$8,294

Earnings per share
Weighted average earnings per share applicable to common shares	$—	$0.01	$0.01	$0.01

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$60,024	$60,023	$60,683	$60,683
Operating expenses	9,517	6,691	3,550	47,165

Net income from continuing operations before taxes	50,507	53,332	57,133	13,518
Interest expense	30,332	24,939	25,091	21,100
Income tax expense	6,105	4,258	5,295	(24,662)

Net income applicable to common shareholders	$14,070	$24,135	$26,747	$17,080

Earnings per share
Weighted average earnings per share applicable to common shares	$0.01	$0.02	$0.03	$0.02

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE I — NOTES RECEIVABLE — AFFILIATED

Receivables from affiliates primarily consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum. The remaining amount of $103, 296 is from other affiliates.

NOTE J — LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the remaining periods is $125,774.