Form 10-Q
period 2010-03-31
FIRST EQUITY PROPERTIES INC
filed 2010-05-17
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 17, 2010)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	March 31, 2010	December 31, 2009
Assets	(unaudited)

Cash and cash equivalents	$1,044	$82

Deferred tax asset	6,110	6,110

Notes receivable and accrued interest - affiliates	2,548,700	2,510,836

Total assets	$2,555,854	$2,517,028

Liabilities and Shareholders’ Equity

Accounts payable	$20,446	$1,575

Federal income taxes payable	1,047	651
Accounts payable and accrued interest - affiliates	1,672,420	1,655,102

Total liabilities	1,693,913	1,657,328

Shareholders’ equity

Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(525,317)	(527,558)

Total shareholders’ equity	861,941	859,700

Total liabilities and shareholders’ equity	$2,555,854	$2,517,028

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2010	2009
Revenue
Interest income	$59,364	$59,364

Operating Expenses

General and administrative	29,023	27,599
Legal and professional fees	10,386	8,989

Total operating expenses	39,409	36,588

Income before interest expense and taxes	19,955	22,776

Other income (expense)
Interest expense	(17,318)	(17,318)

Income before income taxes	2,637	5,458
Income tax (expense) benefit	(396)	(613)

Net income applicable to common shareholders	$2,241	$4,845

Earnings (loss) per share	$-	$0.01

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2010

	Common Stock		Paid in	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2010	1,057,628	$10,576	$1,376,682	$(527,558)	$859,700

Net income (unaudited)	-	-	-	2,241	2,241

Balances at March 31, 2010	1,057,628	$10,576	$1,376,682	$(525,317)	$861,941

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net Income	$2,241	$4,845
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

(Increase) decrease in
Interest receivable - affiliates	(59,364)	(59,364)
Notes receivable - affiliates	21,500	(95,000)
Deferred tax asset	-	613

Increase (decrease) in
Accounts payable	18,871	10,090
Federal income taxes payable	396	-
Accounts payable and accrued interest - affiliates	17,318	28,031

Net cash provided by (used for) operating	962	(110,785)

Net increase (decrease) in cash and cash equivalents	962	(110,785)

Cash and cash equivalents at the beginning of period	82	115,418

Cash and cash equivalents at the end of period	$1,044	$4,633

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

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of First Equity Properties, Inc., all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of First Equity Properties, Inc.’s balance sheets, statements of operations, statements of shareholders’ equity and statements of cash flows, have been included. You should read these financial statements in conjunction with the financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2009.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 2.      FEDERAL INCOME TAXES

The accompanying interim unaudited 2010 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The first quarter tax accrual was calculated base on a rate of 15%. In addition, the deferred tax asset was analyzed and determined to be unchanged.

NOTE 3.      LEASES

The Company has a long term operating lease commitment with an affiliated entity, Income Opportunity Realty Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the three months ended March 31, 2010 was $17,152 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has a lease agreement with IOT, an affiliated entity. The lease commenced November 1, 2008 and extends through October 31, 2011, see Note 3. Leases.

The Company has an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense for the three months ended March 31, 2010 was $7,500 which is included in General and Administrative expenses of the Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2010 and 2009. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. The outstanding principal balance on these notes is currently not being paid down, thus, the income from these notes are consistent and comparable to prior periods.

Comparison of the three months ended March 31, 2010 to the same period ended 2009.

We reported a net income applicable to common shareholders of $2,241 for the three months ended March 31, 2010 as compared to a net income to common shareholders of $4,845 for the same period ended 2009.

The decrease was due to an increase in the audit and filing fees as compared to the period ended 2009. Income tax expense marginally decreased due to the reduction in earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of March 31, 2010:

•	Our notes receivable and accrued interest – affiliates increased as we did not collect the interest owed us on those notes.

•	Our accounts payables increased due to the accruals for lease and administrative expenses incurred and not paid.

•	Our accounts payables and accrued interest – affiliates increased due to unpaid interest expense.

Cash Flow Summary

The following summary discussion of our cash flow is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

We had an insignificant change in cash from operating activities as compared to prior year. In the current year, we did not collect on our receivables nor did we pay the notes owed to affiliated entities. Interest income and expense was offset by collecting and paying interest due.

We anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: May 17, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Vice President & Treasurer (Acting Principal Executive Officer and Chief Financial Officer)