Form 10-Q
period 2010-06-30
FIRST EQUITY PROPERTIES INC
filed 2010-08-16
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 16, 2010)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	June 30, 2010	December 31, 2009
Assets	(unaudited)

Cash and cash equivalents	$322	$82

Deferred tax asset	6,110	6,110

Notes receivable and accrued interest - affiliates	2,553,460	2,510,836

Total assets	$2,559,892	$2,517,028

Liabilities and Shareholders’ Equity

Accounts payable	$33,641	$1,575

Federal income taxes payable	2,091	651
Accounts payable and accrued interest - affiliates	1,652,609	1,655,102

Total liabilities	1,688,341	1,657,328

Shareholders’ equity

Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(515,707)	(527,558)

Total shareholders’ equity	871,551	859,700

Total liabilities and shareholders’ equity	$2,559,892	$2,517,028

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenue
Interest income	$60,024	$60,024	$119,388	$119,388

Operating Expenses

General and administrative	30,457	29,201	58,230	56,801
Legal and professional fees	750	2,983	12,386	11,972

Total operating expenses	31,207	32,184	70,616	68,773

Income before interest expense and taxes	28,817	27,840	48,772	50,615

Other income (expense)
Interest expense	(17,511)	(17,511)	(34,830)	(34,829)

Income before income taxes	11,306	10,329	13,942	15,786
Income tax (expense) benefit	(1,696)	(1,290)	(2,091)	(1,903)

Net income applicable to common shareholders	$9,610	$9,039	$11,851	$13,883

Earnings (loss) per share	$0.01	$0.01	$0.01	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2010

	Common Stock		Paid in	Retained Earnings/
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2010	1,057,628	$10,576	$1,376,682	$(527,558)	$859,700

Net income (unaudited)	-	-	-	11,851	11,851

Balances at June 30, 2010	1,057,628	$10,576	$1,376,682	$(515,707)	$871,551

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$11,851	$4,845
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

(Increase) decrease in
Interest receivable - affiliates	(60,023)	(59,364)
Notes receivable - affiliates	17,399	(95,000)
Deferred tax asset	-	613

Increase (decrease) in
Accounts payable	32,066	10,090
Federal income taxes payable	1,440	-
Accounts payable and accrued interest - affiliates	(2,493)	28,031

Net cash provided by (used for) operating	240	(110,785)

Net increase (decrease) in cash and cash equivalents	240	(110,785)

Cash and cash equivalents at the beginning of period	82	115,418

Cash and cash equivalents at the end of period	$322	$4,633

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

Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

NOTE 3.       LEASES

The Company has a long term operating lease commitment with an affiliated entity, Income Opportunity Realty Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the six months ended June 30, 2010 was $34,304 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense for the six months ended June 30, 2010 was $15,000 which is included in General and Administrative expenses of the Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2010 and 2009. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. The outstanding principal balance on these notes is currently not being paid down, thus, the income from these notes are consistent and comparable to prior periods.

Comparison of the three months ended June 30, 2010 to the same period ended 2009.

We reported a net income applicable to common shareholders of $9,610 for the three months ended June 30, 2010 as compared to a net income to common shareholders of $9,039 for the same period ended 2009.

The increase was due to a decrease in the legal and professional fees expenses as compared to the period ended 2009. Income tax expense marginally increased due to the increase in earnings.

Comparison of the six months ended June 30, 2010 to the same period ended 2009.

We reported a net income applicable to common shareholders of $11,851 for the six months ended June 30, 2010 as compared to a net income to common shareholders of $13,883 for the same period ended 2009.

The decrease was due to an increase in G&A expenses and in the audit and filing fees as compared to the period ended 2009. Income tax expense marginally decreased due to the reduction in earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of June 30, 2010:

•	Our notes receivable and accrued interest – affiliates increased as we did not collect the interest owed us on those notes.

•	Our accounts payables increased due to the accruals for lease and administrative expenses incurred and not paid.

•	Our accounts payables and accrued interest – affiliates decreased due to the payment of interest expense.

Cash Flow Summary

The following summary discussion of our cash flow is based on the statements of cash flows as presented in Item 1 and is not meant to be an all-inclusive discussion of the changes in our cash flow.

We had a significant change in cash from operating activities as compared to prior year primarily due to the advancing additional amounts to affiliates. Interest income and expense was offset by collecting and paying interest due.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: August 16, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Vice President & Treasurer (Acting Principal Executive Officer and Chief Financial Officer)