Form 10-Q
period 2010-09-30
FIRST EQUITY PROPERTIES INC
filed 2010-11-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 15, 2010)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Cash and cash equivalents	$533	$82
Deferred tax asset	6,110	6,110
Notes receivable and accrued interest - affiliates	2,596,727	2,510,836

Total assets	$2,603,370	$2,517,028

Liabilities and Shareholders’ Equity
Accounts payable	$71,268	$1,575
Federal income taxes payable	2,969	651
Accounts payable and accrued interest - affiliates	1,652,609	1,655,102

Total liabilities	1,726,846	1,657,328

Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(510,734)	(527,558)

Total shareholders’ equity	876,524	859,700

Total liabilities and shareholders’ equity	$2,603,370	$2,517,028

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenue
Interest income	$60,683	$60,683	$180,071	$180,071

Operating Expenses
General and administrative	35,679	28,512	93,909	85,312
Legal and professional fees	1,450	2,590	13,836	14,563

Total operating expenses	37,129	31,102	107,745	99,875

Income before interest expense and taxes	23,554	29,581	72,326	80,196

Other income (expense)
Interest expense	(17,703)	(17,703)	(52,533)	(52,533)

Income before income taxes	5,851	11,878	19,793	27,663

Income tax (expense) benefit	(878)	(2,386)	(2,969)	(4,290)

Net income applicable to common shareholders	$4,973	$9,492	$16,824	$23,373

Earnings (loss) per share	$0.01	$0.01	$0.02	$0.02

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2010

	Common Stock			Retained
	Shares	Amount	Paid in Capital	Earnings/(Deficit)	Total Equity
Balances at January 1, 2010	1,057,628	$10,576	$1,376,682	$(527,558)	$859,700

Net income (unaudited)	-	-	-	16,824	16,824

Balances at September 30, 2010	1,057,628	$10,576	$1,376,682	$(510,734)	$876,524

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$16,824	$23,373
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:

(Increase) decrease in
Interest receivable - affiliates	(120,706)	-
Notes receivable - affiliates	34,815	-
Accounts payable - affiliates	-	(213,438)
Increase (decrease) in
Accounts payable	69,693	76,740
Federal income taxes payable	2,318	(1,478)
Accounts payable and accrued interest - affiliates	(2,493)	-

Net cash provided by (used for) operating activities	451	(114,803)

Net increase (decrease) in cash and cash equivalents	451	(114,803)
Cash and cash equivalents at the beginning of period	82	115,418

Cash and cash equivalents at the end of period	$533	$615

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

The Company has a long term operating lease commitment with an affiliated entity, Income Opportunity Realty Investors, Inc. (“IOT”) an affiliated entity. The lease extends through October 31, 2011. The total lease expense for the nine months ended September 30, 2010 was $52,427 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense for the nine months ended September 30, 2010 was $22,500 which is included in General and Administrative expenses of the Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2010 and 2009. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

Our sole source of income is from interest on notes receivables from two affiliated entities. The ability of these entities to make payments on these note obligations is imperative for us to continue as a going concern. Management of the Company is generally aware of the financial condition of the affiliated entities and believes that no impairment reserve is necessary regarding the collectability of the notes.

Comparison of the three months ended September 30, 2010 to the same period ended 2009.

We reported a net income applicable to common shareholders of $4,973 for the three months ended September 30, 2010 as compared to a net income to common shareholders of $9,492 for the same period ended 2009.

The decrease in net income was due to an increase in General and Administrative expenses as compared to the period ended 2009. Income tax expense decreased due to the decrease in earnings.

Comparison of the nine months ended September 30, 2010 to the same period ended 2009.

We reported a net income applicable to common shareholders of $16,824 for the nine months ended September 30, 2010 as compared to a net income to common shareholders of $23,373 for the same period ended 2009.

The decrease was due to an increase in General and Administrative expenses as compared to the period ended 2009. Income tax expense decreased due to the reduction in earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of September 30, 2010:

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

We had no significant change in cash from operating activities as compared to prior year.

We anticipate that our cash flows from operating activities will be sufficient to provide for our current cash flow needs.

ITEM 4T.    CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: November 15, 2010	By:	/s/ Gene S. Bertcher
Gene S. Bertcher Vice President & Treasurer (Acting Principal Executive Officer and Chief Financial Officer)