Form 10-K
period 2010-12-31
FIRST EQUITY PROPERTIES INC
filed 2011-04-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of September 30, 2010 (the last business day of the Registrant’s most recently completed third fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of September 30, 2010 by persons believed to be non-affiliates of the Registrant.

As of March 31, 2011, there were 1,057,628 shares of common stock outstanding.

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

The Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivables. On December 31, 2010 the Company purchased ART Westwood FL, Inc., for investment purposes. ART Westwood FL, Inc. is a Nevada corporation which owns approximately 0.753 acres of Kelly Lots Land in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN.

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

ITEM 1A.	RISK FACTORS (CONTINUED)

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

Our primary source of income is from affiliated entities. If any of these entities were to become insolvent or unable to pay their obligations, it would have a material impact on our financial statements and our ability to continue as a going concern. Management of the Company is exploring other alternatives, seeking to establish or acquire new business operations for the Company. Management cannot predict or give any assurance that any new business enterprise will be acquired or developed at any time in the near future.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal office is located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space, which the Company leases from Income Opportunity Realty Investors, Inc. (“IOT”). The space is suitable and adequate for the purposes for which it is utilized.

As of December 31, 2010, the Company has purchased land and has a subsidiary.

On December 31, 2010 the Company acquired ART Westwood FL, Inc. which owns land parcels located in Farmers Branch, TX, Grapevine, TX and Nashville, TN. The Land was acquired in exchange for non-recourse notes aggregating $3,832,399. Effective December 31, 2010 the Company has a subsidiary, ART Westwood FL, Inc.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2010, and through April 15, 2011, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of March 31, 2011, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2010, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2010, are derived from the audited financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
Revenues	$240,754	$240,754	$241,413	$240,754	$240,838
Operating	144,870	129,752	66,923	25,541	30,005
Other income	—	—	—	—	—

Income from continuing operations	95,884	111,002	174,490	215,213	210,833
Impairment loss	—	—	—	—	—
Interest expense	(70,866)	(70,236)	(101,462)	—	—
Income from discontinued operations	—	—	—	—	—

Income (loss) before taxes	25,018	40,766	73,028	215,213	210,833
Income tax benefit (expense)	(3,778)	(9,097)	9,004	(54,945)	(36,055)

Net income (loss) applicable to common shareholders	$21,240	$31,669	$82,032	$160,268	$174,778

Weighted average earnings per share:
Income from continuing operations	$0.02	$0.03	$0.08	$0.15	$0.17
Loss from discontinued operations	—	—	—	—	—

Net income loss applicable to common shareholders	$0.02	$0.03	$0.08	$0.15	$0.17

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:
Total Assets	$6,523,341	$2,517,028	$2,537,458	$2,480,193	$2,471,212

Total Liabilities	$5,642,401	$1,657,328	$1,709,427	$1,734,194	$1,885,481

Stockholders’ Equity	$880,940	$859,700	$828,031	$745,999	$585,731

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Our expenses are primarily related to professional and administrative fees. Within the current year, we have incurred additional costs due to operating.

Results of operations for the year ended December 31, 2010 as compared to the same period ended 2009.

Operating expenses increased by $15,118 as compared to the year ended 2009.

Interest expense remained the same as compared to the year ended 2009.

Results of Operations (Continued)

Results of operations for the year ended December 31, 2009 as compared to the same period ended 2008.

Operating expenses increased by $62,829 as compared to the year ended 2008. The majority of the increase is due to a full year of the lease agreement signed in the prior year. The lease agreement is with an affiliated entity for office space that was effective November 1, 2008. The lease is for $5,717 per month, which accounts for $57,170 of the increase.

Interest expense decreased by $31,226 as compared to the year ended 2008. The affiliated payables were reduced during 2009 which decreased the interest expense incurred.

A substantial asset concentration relates to notes receivables from affiliated entities which is the primary source of income consisting of interest on such receivables. Any adverse conditions effecting the financial condition of either or both of these entities, specifically their ability to service the debt obligation owed, could have a severe adverse impact upon the financial statements of the Company. However, as the entities are “related parties” to the Company, management of the Company is generally aware of the related parties financial condition. The entities are currently not in default on their obligations and management does not consider it necessary at this time to provide other financial information for such entities. However, management of the Company is aware of the circumstances and any conditions that might impact the ability of such “related parties” to meet their respective obligations. Management of the Company considers the collectability of such obligations to not be a question at this time.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2010, we had total assets of $6,523,341. Management determined that we would generate income sufficient to use our deferred tax asset of $1,696. Our overall liabilities have increased and the increase is due to the purchases of the subsidiary and land. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2010 as compared to 2009 – The cash flow remained static as compared to the year ended 2009.

2009 as compared to 2008 – The decrease is mainly attributable to paying down our obligations to affiliates due in the current year.

Contractual Obligations

We have contractual obligations and commitments primarily in regards to payments of operating leases and various notes payable. The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2010. The $3, 832,399 of long term debt was a result of acquisition of various land parcels. The debt is due to related parties and is collateralized by land and is non-recourse to the Company.

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Long term debt	$5,535,275	$1,702,876	$—	$—	$—	$3,832,399	$—
Operating leases	57,170	57,170	—	—	—	—	—

	$5,592,445	$1,760,046	$—	$—	$—	$3,832,399	$—

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2010, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2010 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of April 15, 2011 are set forth below.

Name	Age	Position with the Company

Gene S. Bertcher	62	Director, Vice President, Treasurer, Chief Financial Officer, Principal Accounting Officer, and Principal Executive Officer.

Steven Shelley	28	Director, Vice President, and Secretary.

Gene S. Bertcher, 62

Director, Chief Financial Officer and Principal Accounting Officer, and Vice President and Treasurer of the Company. Mr. Bertcher is also designated as the acting Principal Executive Officer. Mr. Bertcher is Chief Executive Officer (since December 2006) and Chief Financial Officer (since January 3, 2003) and a Director (from November 1989 to September 1996 and from June 1999 to the present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the American Stock Exchange, Executive Vice President (since February 2008) and Chief Financial Officer (since October 2009) of Income Opportunity Realty Investors Inc., a Nevada corporation (“IOT”) which has its common stock listed and traded on the AMEX, American Realty Investors, Inc., a Nevada corporation (“ARI”) which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) and Transcontinental Realty Investors Inc., a Nevada corporation (“TCI”) which has its common stock listed and traded on the NYSE. Mr. Bertcher has been a certified public accountant since 1973.

Steven Shelley, 28

Director, Vice President and Secretary of the Company. Mr. Shelley has been employed by Prime for more than the last five years and is (since May 2006) a Vice President of IOT, ARL and TCI.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors acted upon 15 matters by unanimous written consent since December 19, 1996 and has held no formal meetings. The Board of Directors has no standing audit, nominating or compensation committee.

The Board of Directors adopted on February 23, 2004, a Code of Ethics policy for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1800 Valley View Lane, Suite 300 Dallas, Texas 75234.

Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member in care of the Secretary of First Equity Properties, Inc., 1800 Valley View Lane, Suite 300, Dallas, Texas 75234.

Compliance With Section 16(a) of the 1934 Act

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

Neither the executive officers nor directors received salaries nor cash compensation from the Company for acting in such capacity during the two years ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 31, 2011, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS (CONTINUED)

As of March 31, 2011, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (a)
Shares of common stock, par value $0.01 per share	Gene S. Bertcher 1800 Valley View Lane, Suite 300 Dallas, Texas 75234	792,821	(b)	74.96%
Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821	(b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 31, 2011.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its office space from IOT, an entity in which Mr. Bertcher, officer and director of the Company, serve as executive officer. See Item 2 “Properties” for a description of the lease.

On December 31, 2010 the Company purchased ART Westwood FL, Inc., for the investment purposes. ART Westwood FL, Inc. is a Nevada based corporation which owns land parcels located in Farmers Branch, TX, Grapevine, TX and Nashville, TN. Effective December 31, 2010 the Company has a subsidiary, ART Westwood FL, Inc.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2010 and 2009 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2010	2009
Audit fees	$21,500	$10,055
Audit related fees	—	—
Tax fees - preparation of corporate federal income tax returns	1,250	750
All other fees	—	—

Total	$22,750	$10,805

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page
Reports of Independent Registered Public Accounting Firm	17

Notes to Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	18
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	19
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008	20
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	21
Notes to Financial Statements	22-25

Financial Statement Schedules
Schedule III Real Estate and Accumulated Depreciation	26
Schedule IV Mortgage Loans on Real Estate	27
All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit Designation	Description of Exhibit

2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of WESPAC Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit Designation	Description of Exhibit

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of WESPAC Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of WESPAC Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996).

3.7	Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K of First Equity Properties, Inc. for event reported May 1, 2004).

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

21.1*	List of Subsidiaries.

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer.

32.1*	Rule 1350 Certification by Acting Principal Executive Officer and Chief Financial and Accounting Officer.

*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: April 15, 2011	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ GENE S. BERTCHER
Gene S. Bertcher
Vice President & Treasurer (Acting Principal Executive Officer and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ GENE S. BERTCHER Gene S. Bertcher	Director, Vice President and Treasurer, Chief Financial Officer, (Principal Accounting Officer and Acting Principal Executive Officer)	April 15, 2011

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	April 15, 2011

FIRST EQUITY PROPERTIES, INC.

Page
Reports of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	18
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	19
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008	20
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	21
Notes to Consolidated Financial Statements	22-25

Financial Statement Schedules
Schedule III Real Estate and Accumulated Depreciation	26
Schedule IV Mortgage Loans on Real Estate	27
All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Equity Properties, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of First Equity Properties, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ending December 31, 2010. First Equity Properties Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2010 and 2009 the results of its operations, changes in stockholder’s equity and its cash flows for each of the years in the three-year period ending December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole Schedules III and IV are presented for the purpose of complying with the Securities and exchange Commission’s rule and are not a required part of the basic consolidated financial statements and, in our opinion, fairly state, in all material respect, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.

March 31, 2011

Plano, Texas

FIRST EQUITIES PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	2010	2009
Assets
Real estate land holdings, at cost	$3,832,399	$—
Notes receivable - affiliates	2,688,459	2,510,836
Cash and cash equivalents	151	82
Federal income tax receivable	636	—
Deferred tax asset	1,696	6,110

Total assets	$6,523,341	$2,517,028

Liabilities and Shareholders’ Equity
Notes payable and accrued interest - affiliates	$5,535,275	$1,655,102
Accounts payable	52,566	1,575
Accounts payable - affiliates	54,560	—
Federal income tax payable	—	651

Total liabilities	5,642,401	1,657,328
Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(506,318)	(527,558)

Total shareholders’ equity	880,940	859,700

Total Liabilities and Shareholders’ Equity	$6,523,341	$2,517,028

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Revenue
Interest income	$240,754	$240,754	$241,413
Operating Expenses
General and administrative	124,945	114,500	54,326
Legal and professional fees	19,925	15,252	12,597

Total operating expenses	144,870	129,752	66,923

Income before interest expense and taxes	95,884	111,002	174,490
Other income (expense)
Interest expense	(70,866)	(70,236)	(101,462)

Income before income taxes	25,018	40,766	73,028
Income tax (expense) benefit	(3,778)	(9,097)	9,004

Net income applicable to common shareholders	$21,240	$31,669	$82,032

Earnings (loss) per share	$0.02	$0.03	$0.08

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2010, 2009 and 2008

	Common Stock		Paid in Capital	Retained Earnings/(Deficit)	Total Equity
	Shares	Amount
Balances at January 1, 2008	1,057,628	$10,576	$1,376,682	$(641,259)	$745,999
Net income	—	—	—	82,032	82,032

Balances at December 31, 2008	1,057,628	10,576	1,376,682	(559,227)	828,031
Net income	—	—	—	31,669	31,669

Balances at December 31, 2009	1,057,628	10,576	1,376,682	(527,558)	859,700

Net income	—	—	—	21,240	21,240

Balances at December 31, 2010	1,057,628	$10,576	$1,376,682	$(506,318)	$880,940

The accompanying notes are an integral part of these financial statements.

FIRST EQUITIES PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$21,240	$31,669	$82,032
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Notes receivable - affiliates	(177,623)	(103,296)	(1,775)
Federal income tax receivable	(636)	—	—
Deferred tax asset	4,414	8,390	(14,500)
Increase (decrease) in
Accounts payable	50,991	(1,708)	2,523
Accounts payable and accrued interest - affiliates	102,334	(45,415)	23,537
Federal income taxes payable	(651)	(4,976)	(49,052)

Net cash provided by operating activities	69	(115,336)	42,765
Net increase (decrease) in cash and cash equivalents	69	(115,336)	42,765
Cash and cash equivalents at the beginning of period	82	115,418	72,653

Cash and cash equivalents at the end of period	$151	$82	$115,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,091	$76,710	$94,998
Cash paid for income taxes	$636	$5,768	$54,626

Non - cash items:
Land acquisition financed by affiliate	$3,832,399	—	—

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company and its subsidiaries historically provided management services to a variety of commercial and residential real estate companies throughout the continental United States however by 2004 the management contracts and operating subsidiaries were either transferred or sold to other entities. Management of the Company is exploring alternatives, seeking to establish and/or acquire new business operations.

Our current source of revenue consists of the collections of interest on notes receivables from two affiliated entities. We also own several parcels of undeveloped land.

Organization and Business

First Equity Properties Inc. is Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivable. FEPI is a publicly traded company however, no trading marked presently exists for the shares of common stock and its value is therefore not determinable.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, and our subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 31, 2010 the Company has a subsidiary, ART Westwood FL, Inc.

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

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Accounting Standards Codification

The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Reclassifications

Certain accounts have been reclassified for 2009 and 2008 to be consistent with the current year presentation. These reclassifications did not affect earnings or equity.

NOTE B—NOTES RECEIVABLE AND ACCRUED INTEREST—AFFILIATE

	2010	2009
Notes receivable - affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,407,540	$2,407,540
Accrued interest	181,390	—
Accounts receivable - affiliates	99,529	103,269

Total notes and accounts receivable - affiliates	$2,688,459	$2,510,836

NOTE C—LAND

On December 31, 2010 Company owned three parcels of undeveloped land. Of which approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6,916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN.

NOTE D—NOTES PAYABLE AND ACCRUED INTEREST—AFFILIATE

	2010	2009
Uncollateralized notes payable - affiliates due on demand, interest at Prime + 1%, payable quarterly	$1,652,609	$1,652,609

Real estate notes payable - affiliates due December 31, 2015, interest at 6%, payable monthly, secured by land	3,832,399	—
Accrued interest	50,267	2,493

Total notes payable - affiliates	$5,535,275	$1,655,102

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Long term debt	$5,535,275	$1,702,876	$—	$—	$—	$3,832,399	$—

	$5,535,275	$1,702,876	$—	$—	$—	$3,832,399	$—

NOTE E—INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	2010	2009	2008
Accumulated Amortization	$1,696	$6,110	$14,500
Benefit of NOL carry forward	—	—	—

Deferred tax asset	1,696	6,110	14,500
Less: Valuation allowance	—	—	—

Total deferred tax asset	$1,696	$6,110	$14,500

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2010	2009	2008
Federal income tax at statutory rate per books	$3,753	$6,115	$13,259
Change in valuation allowance	—	—	14,500
Amortization	(8,161)	(5,479)	(22,256)

Federal income/(loss) tax per tax return	$(4,408)	$636	$5,503

Effective income tax rate	0.0%	1.5%	7.5%

NOTE F—FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable affiliate, notes receivable affiliate and accounts payable affiliate approximate fair value due to short-term maturities of these assets and liabilities.

NOTE G—COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE H—COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2010, 2009, and 2008, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE I—QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2010 and 2009.

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	39,409	31,207	37,129	37,125

Net income from continuing operations before taxes	19,955	28,817	23,554	23,558
Interest expense	17,318	17,512	17,703	18,333
Income tax expense	396	1,695	878	809

Net income applicable to common shareholders	$2,241	$9,610	$4,973	$4,416

Earnings per share
Weighted average earnings per share applicable to common shares	$0.00	$0.01	$0.01	$0.00

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	36,588	32,184	31,102	29,878

Net income from continuing operations before taxes	22,776	27,840	29,581	30,805
Interest expense	17,318	17,511	17,703	17,704
Income tax expense	613	1,290	2,387	4,807

Net income applicable to common shareholders	$4,845	$9,039	$9,491	$8,294

Earnings per share
Weighted average earnings per share applicable to common shares	$0.00	$0.01	$0.01	$0.01

NOTE J—LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the remaining periods is $57,170.

NOTE K—SUBSEQUENT EVENTS

The date to which events occurred after December 31, 2010, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosures is April 15, 2011, which is the date on which the financial statements were available to be issued.

SCHEDULE III

FIRST EQUITY PROPERTIES, INC.

Real Estate and Accumulated Depreciation

For the Years Ended December 31,

	2010	2009	2008
Reconciliation of Real Estate
Balance at January 1,	$—	$—	$—
Additions
Acquisitions and improvements	3,832,399	—	—
Deductions
Sale of real estate	—	—	—

Balance at December 31,	$3,832,399	—	—

Reconciliation of Acc. Depreciation
Balance at January 1,	$—	$—	$—
Additions
Depreciation	—	—	—
Deductions
Sale of real estate	—	—	—

Balance at December 31,	$—	$—	$—

SCHEDULE IV

FIRST EQUITY PROPERTIES, INC.

Mortgage Loans on Real Estate

For the Years Ended December 31,

	2010	2009	2008
Balance at January 1,	$—	$—	$—
Additions
New mortgages	3,832,399	—	—
Deductions	—	—	—

Balance at December 31,	$3,832,399	—	—