Form 10-Q
period 2011-03-31
FIRST EQUITY PROPERTIES INC
filed 2011-05-20
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒.  Yes    ☐  No.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 6, 2011)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Real estate land holdings, at cost	$3,832,399	$3,832,399
Real estate development projects, at cost	1,013,324	—
Notes receivable and accrued interest - affiliates	2,730,954	2,688,459
Cash and cash equivalents	329	151
Federal income tax receivable	10,568	636
Deferred tax asset	1,696	1,696

Total assets	$7,589,270	$6,523,341

Liabilities and Shareholders’ Equity
Notes payable and accrued interest - affiliates	$6,528,908	$5,535,275
Accounts payable - other	89,378	52,566
Accounts payable - affiliates	146,325	54,560

Total liabilities	6,764,611	5,642,401

Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(562,599)	(506,318)

Total shareholders’ equity	824,659	880,940

Total liabilities and shareholders’ equity	$7,589,270	$6,523,341

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2011	2010
Revenue
Interest income	$59,364	$59,364

Operating Expenses
General and administrative	41,444	29,023
Legal and professional fees	10,116	10,386

Total operating expenses	51,560	39,409

Income before interest expense and taxes	7,804	19,955

Other income (expense)
Interest expense	(74,017)	(17,318)

Income before income taxes	(66,213)	2,637

Income tax (expense) benefit	9,932	(396)

Net income / (loss) applicable to common shareholders	$(56,281)	$2,241

Earnings (loss) per share	$(0.05)	$—

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2011

(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2011	1,057,628	$10,576	$1,376,682	$(506,318)	$880,940
Net income (loss)	—	—	—	(56,281)	(56,281)

Balances at March 31, 2011	1,057,628	$10,576	$1,376,682	$(562,599)	$824,659

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$(56,281)	$2,241
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	(42,495)	(59,364)
Notes receivable - affiliates	—	21,500
Federal income tax receivable	(9,932)	—
Increase (decrease) in
Accounts payable - other	36,812	18,871
Accounts payable and accrued interest - affiliates	98,826	17,318
Federal income taxes payable	—	396

Net cash provided by (used for) operating activities	26,930	962

Cash Flows from Investing Activities
Increase in investment in real estate	(26,752)	—

Net cash provided by (used for) investing activities	(26,752)	—

Net increase (decrease) in cash and cash equivalents	178	962
Cash and cash equivalents at the beginning of period	151	82

Cash and cash equivalents at the end of period	$329	$1,044

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non - cash items:
Real estate development projects financed by affiliate	$986,572	$—

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

First Equity Properties Inc. ( “FEPI”) is Nevada based corporation organized in December 19, 1996 and the company is headquartered in Dallas, TX. FEPI is a publicly traded company however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

The Company’s principal line of business and source of revenue has been earnings on investment and interest on notes receivable. During 2010 the Company purchased certain parcels of land for potential future sale or development.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.

The year-end Balance Sheet at December 31, 2010, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Cost capitalization

Costs related to planning and developing a project are capitalized and classified as Real Estate development costs in the Consolidated Balance Sheets. We capitalized certain operating expenses until development is substantially complete, but no later than one year from the cessation of major development activity.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2. REAL ESTATE ACTIVITY

The Company purchased land on December 31, 2010 and now has a subsidiary, ART Westwood FL, Inc. Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc. The Company owns various parcels of undeveloped land. This land consists of approximately 7.53 acres of Kelly Lot Land located in Farmers Branch, TX approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN.

During the first quarter of 2011 the Company has invested in various real estate projects that are under development. The investments include payments to related parties for costs incurred by them and direct payments to third parties. The development costs include architectural fees, feasibility studies, legal fees and other such costs. None of these projects have reached the stage where land has been acquired and construction has begun.

NOTE 3. FEDERAL INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated

The accompanying interim unaudited 2011 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The first quarter tax accrual was calculated based on a rate of 15%. In additional, the deferred tax asset was analyzed and determined to be unchanged.

NOTE 4. LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the remaining periods is $40,019. The total lease expense for the three months ended March 31, 2011 was $17,152 which is included in General and Administrative expenses of the Statements of Operations.

NOTE 5. RELATED PARTIES TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terns, conditions and agreements that are not necessarily beneficial to or in best interest of our company.

The Company has a lease agreement with IOT, an affiliated entity. The lease commenced November 1, 2008 and extends through October 31, 2011, see Note 4. Leases.

The Company has an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2011 was $7,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2011 and 2010. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year. Effective December 31, 2010 the company has a subsidiary, ART Westwood FL, Inc. Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc.

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Our expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2011 to the same period ended 2010.

We reported a net loss applicable to common shareholders of ($56,281) for the three months ended March 31, 2011 as compared to a net income to common shareholders of $2,241 for the same period ended 2010.

The decrease was due to an increase in general and administrative expense and interest expense due to the addition of the various notes payable with affiliate as compared to the period ended 2010. Income tax expense decreased due to the reduction in earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of March 31, 2011:

•	Our notes receivable and accrued interest – affiliates increased as we did not collect the interest owed us on those notes.

•	Our accounts payables and accrued interest – affiliates increased due to unpaid interest expense.

•	Our accounts payable – other increased due to the accruals for lease and administrative expenses incurred and not paid.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: May 20, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 20, 2011	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary