Form 10-Q
period 2011-06-30
FIRST EQUITY PROPERTIES INC
filed 2011-08-15
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 15, 2011)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9-10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2011	December 31, 2010
Assets
Real estate land holdings, at cost	$4,783,673	$3,832,399
Notes receivable and accrued interest - affiliates	2,921,773	2,688,459
Cash and cash equivalents	24	151
Other Assets	106,636	-
Federal income tax receivable	-	636
Deferred tax asset	1,696	1,696
Total assets	$7,813,802	$6,523,341

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$6,338,143	$5,535,275
Notes payable - bank	500,000	-
Accounts payable - other	60,182	52,566
Accounts payable - affiliates	179,012	54,560
Total liabilities	7,077,337	5,642,401

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(650,793)	(506,318)

Total shareholders' equity	736,465	880,940

Total liabilities and shareholders' equity	$7,813,802	$6,523,341

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Revenue
Interest income	$60,024	$60,024	$119,388	$119,388

Operating Expenses
General and administrative	41,008	30,457	74,951	58,230
Legal and professional fees	15,639	750	33,255	12,386

Total operating expenses	56,647	31,207	108,206	70,616

Income (loss) before interest expense and taxes	3,377	28,817	11,182	48,772

Other income (expense)
Interest expense	(81,004)	(17,511)	(155,021)	(34,830)

Income (loss) before income taxes	(77,627)	11,306	(143,839)	13,942

Income tax (expense) benefit	(10,568)	(1,696)	(636)	(2,091)

Net income applicable to common shareholders	$(88,195)	$9,610	$(144,476)	$11,851

Earnings (loss) per share	$(0.08)	$0.01	$(0.14)	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended Jun 30, 2011
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2011	1,057,628	$10,576	$1,376,682	$(506,318)	$880,940
Net income (loss)	-	-	-	(144,476)	(144,476)
Balances at June 30, 2011	1,057,628	$10,576	$1,376,682	$(650,793)	$736,465

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(144,475)	$11,851
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	62,002	(60,023)
Other Assets	(106,636)	-
Federal income tax receivable	636	-
Increase (decrease) in
Accounts payable - other	7,616	32,066
Accounts payable - affiliates	124,452	(2,493)
Federal income taxes payable	-	1,440

Net cash provided by (used for) operating activities	(56,405)	(17,159)

Cash Flows from Investing Activities
Increase in investment in real estate	(951,274)	-
Notes receivable - affiliates	(295,316)	17,399

Net cash provided by (used for) investing activities	(1,246,590)	17,399

Cash Flows from Financing Activities
Notes payable - affiliates	802,868	-
Notes payable - bank	500,000	-

Net cash provided by (used for) financing activities	1,302,868	-

Net increase (decrease) in cash and cash equivalents	(127)	240
Cash and cash equivalents at the beginning of period	151	82

Cash and cash equivalents at the end of period	$24	$322

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non - cash items:
Real estate development projects financed by affiliate	$802,868	$-

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

The Company’s principal line of business and source of revenue has been earnings on investment and interest on notes receivable. During 2010 and 2011 the Company purchased certain parcels of land for potential future sale or development.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the unaudited financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.

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

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that are applicable to our operations and the preparation of our statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2.  REAL ESTATE ACTIVITY

The Company purchased land on December 31, 2010 through its subsidiary, ART Westwood FL, Inc.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc. The Company owns various parcels of undeveloped land consisting of approximately 7.53 acres of Kelly Lot Land located in Farmers Branch, TX approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN.  On April 1, 2011 the Company purchased Seminary West Land at 3.028 acres located in Fort Worth, Texas and Travis Ranch Land at 6.796 acres located in Kaufman County, Texas from a related party.

On May 2, 2011 the Company entered into a $500,000 secured loan agreement with Adams Realty.  The loan is collateralized by 3.028 acres of Seminary West Land located in Fort Worth, Texas, 6.796 acres of Travis Ranch Land located in Kaufman County, Texas and 6.916 acres of Vineyard Land located in Grapevine, Texas.

During the first quarter of 2011 the Company invested in various real estate projects that are under development.  The investments include payments to related parties for costs incurred by them and direct payments to third parties.  The development costs include architectural fees, feasibility studies, legal fees and other such costs.  None of these projects have reached the stage where land has been acquired and construction has begun.  Subsequently it was determined that FEPI will not be developing these projects and on May 31, 2011 these projects with a combined cost of $1,013,324 were transferred back to a related party.

NOTE 3.  FEDERAL INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated

The accompanying interim unaudited 2011 financial statements contain an estimated accrual for current federal income taxes calculated using the graduated tax rate as published by the Internal Revenue Service (IRS). The second quarter tax accrual was calculated based on a rate of 15%. In addition, the deferred tax asset was analyzed and determined to be unchanged.

NOTE 4.  LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease is for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consists of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extends through October 31, 2011. The total lease commitment over the remaining periods is $22,868.  The total lease expense for the six months ended June 30, 2011 was $34,304 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has an administrative agreement with Prime Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the six months ended June 30, 2011 was $15,000 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2011 and 2010. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.  Effective December 31, 2010 the company has a subsidiary, ART Westwood FL, Inc.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Our expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended June 30, 2011 to the same period ended 2010.

We reported a net loss applicable to common shareholders of ($88,195) for the three months ended June 30, 2011 as compared to a net income to common shareholders of $9,610 for the same period ended 2010.

The decrease was due to an increase in interest expense due to the addition of the various notes payable with affiliate for land purchases as compared to the period ended 2010. Income tax expense decreased due to the reduction in earnings.

Comparison of the six months ended June 30, 2011 to the same period ended 2010.

We reported a net loss applicable to common shareholders of ($144,476) for the six months ended June 30, 2011 as compared to a net income to common shareholders of $11,851 for the same period ended 2010.

The decrease was due to an increase in interest expense due to the addition of the various notes payable with affiliate for land purchases as compared to the period ended 2010. Income tax expense decreased due to the reduction in earnings.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of June 30, 2011:

•	Our notes receivable and accrued interest – affiliates increased as we did not collect the interest owed us on those notes.

•	Our notes payable and accrued interest – affiliates increased due to the addition of loans to purchase land.

•	Our accounts payables and accrued interest – affiliates increased due to unpaid interest expense.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended    June 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

_________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 15, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 15, 2011	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary