Form 10-Q
period 2011-09-30
FIRST EQUITY PROPERTIES INC
filed 2011-11-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 000-11777

FIRST EQUITY PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-6799846
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 LBJ Freeway, Suite 300
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  ☒  Yes  ☐   No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 15, 2011)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2011 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2011	December 31, 2010
Assets
Real estate land holdings, at cost	$4,783,673	$3,832,399
Notes receivable and accrued interest - affiliates	2,994,196	2,688,459
Cash and cash equivalents	942	151
Other Assets	106,636	-
Federal income tax receivable	-	636
Deferred tax asset	1,696	1,696
Total assets	$7,887,143	$6,523,341

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$6,368,083	$5,535,275
Notes payable - bank	500,000	-
Accounts payable - other	49,588	52,566
Accounts payable - affiliates	239,183	54,560
Total liabilities	7,156,854	5,642,401

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(656,969)	(506,318)

Total shareholders' equity	730,289	880,940

Total liabilities and shareholders' equity	$7,887,143	$6,523,341

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Revenue
Interest income	$60,683	$60,683	$180,071	$180,071

Operating Expenses
General and administrative	37,314	35,679	101,032	93,909
Lease Termination	(68,730)	-	(68,730)	-
Legal and professional fees	3,506	1,450	47,994	13,836

Total operating expenses	(27,910)	37,129	80,296	107,745

Income (loss) before interest expense and taxes	88,593	23,554	99,775	72,326

Other income (expense)
Interest expense	(94,769)	(17,703)	(249,789)	(52,533)

Income (loss) before income taxes	(6,176)	5,851	(150,015)	19,793

Income tax (expense) benefit	-	(878)	(636)	(2,969)

Net income applicable to common shareholders	$(6,176)	$4,973	$(150,651)	$16,824

Earnings (loss) per share	$(0.01)	$0.01	$(0.14)	$0.02

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2011
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2011	1,057,628	$10,576	$1,376,682	$(506,318)	$880,940
Net income (loss)	-	-	-	(150,651)	(150,651)
Balances at September 30, 2011	1,057,628	$10,576	$1,376,682	$(656,969)	$730,289

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,

	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$(150,651)	$16,824
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	1,319	(120,706)
Other Assets	(106,636)	-
Federal income tax receivable	636	-
Increase (decrease) in
Accounts payable - other	(2,978)	69,693
Accounts payable - affiliates	184,623	(2,493)
Federal income taxes payable	-	2,318

Net cash provided by (used for) operating activities	(73,687)	(34,364)

Cash Flows from Investing Activities
Increase in investment in real estate	(951,274)	-
Notes receivable - affiliates	(307,056)	34,815

Net cash provided by (used for) investing activities	(1,258,330)	34,815

Cash Flows from Financing Activities
Notes payable - affiliates	832,808	-
Notes payable - bank	500,000	-

Net cash provided by (used for) financing activities	1,332,808	-

Net increase (decrease) in cash and cash equivalents	791	451
Cash and cash equivalents at the beginning of period	151	82

Cash and cash equivalents at the end of period	$942	$533

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non - cash items:
Real estate development projects financed by affiliate	$-	$-

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

NOTE 4.  LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with an affiliated company for 4,288 square feet of commercial office space located in Farmers Branch, Texas.  The base rent consisted of monthly installments of $5,717 per month for a period of three years.  The lease commenced on November 1, 2008 and extended through October 31, 2011.  This lease has been terminated retroactive to June 30, 2010 by mutual agreement of the Company and the building’s owner.  Based upon this agreement, the owner has agreed to reimburse the Company for rents paid after the effective termination date.  The Company has recorded a note receivable from the owner in the amount of $45,738.64.

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

The Company had a lease agreement with IOT, an affiliated entity. The lease commenced November 1, 2008 and extended through October 31, 2011 but was determined to be cancelled effective June 30, 2010, see Note 4. Leases.

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the nine months ended September 30, 2011 was $22,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2011 and 2010. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.  Effective December 31, 2010 the company has a subsidiary, ART Westwood FL, Inc.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Our expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended September 30, 2011 to the same period ended 2010.

We reported a net loss applicable to common shareholders of ($6,176) for the three months ended September 30, 2011 as compared to a net income to common shareholders of $4,973 for the same period ended 2010.

The decrease was due to an increase in interest expense due to the addition of the various notes payable with affiliate for land purchases as compared to the period ended 2010 partially offset by the reversal of lease term expense owed back by affiliate for rent.

Comparison of the nine months ended September 30, 2011 to the same period ended 2010.

We reported a net loss applicable to common shareholders of ($150,651) for the nine months ended September 30, 2011 as compared to a net income to common shareholders of $16,824 for the same period ended 2010.

The decrease was due to an increase in interest expense due to the addition of the various notes payable with affiliate for land purchases as compared to the period ended 2010 partially offset by the reversal of lease term expense owed back by affiliate for rent.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense, leases, legal and administrative fees, and federal income tax payments.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of September 30, 2011:

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended    September 30, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2011	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2011	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary