Form 10-K
period 2011-12-31
FIRST EQUITY PROPERTIES INC
filed 2012-03-30
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11777

First Equity Properties, Inc.
(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 300 Dallas, Texas	75234 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (469) 522-4200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of September 30, 2011 (the last business day of the Registrant’s most recently completed third fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of September 30, 2011 by persons believed to be non-affiliates of the Registrant.

As of March 30, 2012, there were 1,057,628 shares of common stock outstanding.

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

Prior to January 1, 1997, the Company’s business consisted of the management and operation of three motel properties in the Spokane, Washington area.  During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries, engaged in property, and real estate brokerage services.   Between October 1999 and May 2004, the Company and its subsidiaries conducted no substantial business, but remained available to engage in property management and real estate brokerage activities.

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on December 31, 2011, with interest payable monthly as it accrues. This loan has been extended to December 31, 2013.  Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

From 1999 until 2010, the principal source of revenue for the Company was interest income on notes receivable due from affiliated and/or related parties.  In 2010, the Company began engaging in the business of real estate investing, which resulted in purchases of land being held for development or sale.

FEPI has no employees.

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

As of December 31, 2010, the Company has purchased land from a related party and has a subsidiary, ART Westwood FL.

In 2010, the Company began exploring new business opportunities for the Company, resulting in multiple land purchases in December 2010 and the acquisition of a new subsidiary, ART Westwood FL.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc.  At December 31, 2010 the Company owned various parcels of undeveloped land which consists of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.

 As of December 31, 2011, the Company made the following land purchases.

          In April 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  In November 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The Company’s principal office is located at 1603 LBJ Freeway, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space.  The space is suitable and adequate for the purposes for which it is utilized.

ITEM 3.   LEGAL PROCEEDINGS

At December 31, 2011, and through March 30, 2012, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

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

FEPI’s old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United States Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System (“NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock split

No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock split.

As of March 30, 2012, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2011, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.    SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2011, are derived from the audited financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Revenues	$240,754	$240,754	$240,754	$241,413	$240,754
Operating Expenses	187,404	144,870	129,752	66,923	25,541
Other income	67,730	-	-	-	-

Income from continuing operations	121,078	95,884	111,002	174,490	215,213
Impairment loss	-	-	-	-	-
Interest expense	(355,720)	(70,866)	(70,236)	(101,462)	-
Income from discontinued operations	-	-	-	-	-

Income (loss) before taxes	(234,640)	25,018	40,766	73,028	215,213
Income tax benefit (expense)	-	(3,778)	(9,097)	9,004	(54,945)

Net income (loss) applicable to common shareholders	$(234,640)	$21,240	$31,669	$82,032	$160,268

Weighted average earnings per share:
Income from continuing operations	$(0.22)	$0.02	$0.03	$0.08	$0.15
Loss from discontinued operations	-	-	-	-	-

Net income loss applicable to common shareholders	$(0.22)	$0.02	$0.03	$0.08	$0.15

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:
Total Assets	$8,301,575	$6,523,341	$2,517,028	$2,537,458	$2,480,193

Total Liabilities	$7,655,275	$5,642,401	$1,657,328	$1,709,427	$1,734,194

Stockholders’ Equity	$646,300	$880,940	$859,700	$828,031	$745,999

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

Results of Operations

FEPI’s sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making revenue consistent from year to year.  Expenses are primarily related to professional and administrative fees and property taxes on land purchases. Within the current year, additional costs have been incurred due to interest and fees incurred on liabilities of The Company.

Results of operations for the year ended December 31, 2011 as compared to the same period ended 2010.

General and administrative expenses increased by $11,381 as compared to the year ended 2010.  This increase is primarily due to the addition of property tax expense from the land purchases.

Interest expense increased by $284,854 as compared to the year ended 2010.  This increase is primarily due to the interest incurred on notes payable as a result of the land purchases.

Results of Operations (Continued)

Results of operations for the year ended December 31, 2010 as compared to the same period ended 2009.

General and administrative expenses increased by $10,445 as compared to the year ended 2009.

Interest expense remained unchanged as compared to the year ended 2009.

         A substantial asset concentration relates to notes receivables from affiliated entities which is the primary source of income consisting of interest on such receivables.  Any adverse conditions affecting the financial condition of any of these entities, specifically their ability to service the debt obligation owed, could have a severe adverse impact upon the financial statements of the Company.  However, as the entities are “related parties” to the Company, management of the Company is generally aware of the related parties financial condition. The entities are currently not in default on their obligations and management does not consider it necessary at this time to provide other financial information for such entities.  However, management of the Company is aware of the circumstances and any conditions that might impact the ability of such “related parties” to meet their respective obligations. Management of the Company considers the collectability of such obligations to not be a question at this time.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2011, we had total assets of $8,301,575. Our overall liabilities have increased as compared to prior year. The increase in liabilities is due to the purchases of the subsidiary and land. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2011 as compared to 2010 – The cash flow remained static as compared to the year ended 2010.

2010 as compared to 2009 – The decrease is mainly attributable to paying down our obligations to affiliates due in the current year.

Contractual obligations

We do not have any further contractual obligations and commitments in regards to payments of operating leases.  See Note K regarding termination of operating lease.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2011, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2011. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. The assessment was based on criteria established in the framework Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The two current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more.  A vacancy currently exists on the Board of Directors.

The names, ages and positions of the directors as of March 30, 2012 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	62	President and Treasurer

Steven Shelley	29	Director, Vice President and Secretary

Daniel J. Moos, 62

President and Treasurer.

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT , (effective March 2007) of Prime and (effective April 30, 2011) of Pillar; Senior Vice President and Business Line Manager for U.S. Bancorp (NYSE:USB) working out of their offices in Houston, Texas from 2003 to April 2007: Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.

Steven Shelley, 29

Director, Vice President and Secretary of the Company.  Mr. Shelley has been employed by Pillar for more than the last five years and is (since May 2006) a Vice President of IOT, ARL and TCI.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2011. The Board of Directors has no standing audit, nominating or compensation committee.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers (Continued)

The Board of Directors adopted on February 23, 2004, a Code of Ethics policy for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1603 LBJ Freeway, Suite 300, Dallas, Texas 75234.

Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member in care of the Secretary of First Equity Properties, Inc., 1603 LBJ Freeway, Suite 300, Dallas, Texas 75234.

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

ITEM 11.    EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 30, 2012, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%
______________________
(1)	Based on 1,057,628 shares of common stock outstanding on March 30, 2012.

As of March 30, 2012, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%
_________________________
(a)	Based on 1,057,628 shares of common stock outstanding on March 30, 2012.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2010 the Company purchased ART Westwood FL, Inc., a Nevada corporation, for investment purposes.    On  March 31, 2011, ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc. and owns various parcels of undeveloped land consisting of approximately 7.53 acres of Kelly Lot Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN all purchased from a related party. In April 2011, the Company purchased Seminary West Land consisting of 3.028 acres located in Fort Worth, TX and Travis Ranch Land consisting of 6.796 acres located in Kaufman County, TX from a related party.  On November 30, 2011 the Company purchased Cook’s Lane consisting of 21.754 acres and 1.483 acres located in Fort Worth, TX also from a related party.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2011 and 2010 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2011	2010
Audit fees	$21,500	$21,500
Audit related fees	-	-
Tax fees -preparation of corporate federal income tax returns	1,250	1,250
All other fees	-	-

Total	$22,750	$22,750

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM  15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	17

Consolidated Balance Sheets as of December 31, 2011 and 2010	18

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	19

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	20

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	21

Notes to Consolidated Financial Statements	22-26

Financial Statement Schedules
Schedule III Real Estate and Accumulated Depreciation	28
Schedule IV Mortgage Loans on Real Estate	28

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

Dated: March 30, 2012	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
President & Treasurer

Dated: March 30, 2012	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ STEVEN SHELLEY
Steven Shelley
Director, Vice President & Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	President and Treasurer	March 30, 2012

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	March 30, 2012

FIRST EQUITY PROPERTIES, INC.
TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	17

Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010	18
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	19
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009	20
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	21
Notes to Financial Statements	22-26

Financial Statement Schedules
Schedule III Real Estate and Accumulated Depreciation	28
Schedule IV Mortgage Loans on Real Estate	28

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Equity Properties, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of First Equity Properties, Inc. as of December 31, 2011, and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2011, and 2010 the results of its operations, changes in stockholder’s equity and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.
March 30, 2012
Plano, Texas

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	2011	2010
Assets
Real estate land holdings, at cost	$5,256,279	$3,832,399
Notes receivable and accrued interest - affiliates	2,965,710	2,688,459
Cash and cash equivalents	508	151
Other assets	79,078	-
Federal income tax receivable	-	636
Deferred tax asset	-	1,696
Total assets	$8,301,575	$6,523,341

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$5,779,852	$5,535,275
Notes payable - third party lender	944,000	-
Accounts payable - other	56,927	52,566
Accounts payable - affiliates	874,496	54,560
Total liabilities	7,655,275	5,642,401

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(740,958)	(506,318)

Total shareholders' equity	646,300	880,940

Total liabilities and shareholders' equity	$8,301,575	$6,523,341

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Revenue
Interest income	$240,754	$240,754	$240,754
Lease termination income	67,730	$-	$-

Total income	308,484	240,754	240,754

Operating Expenses
General and administrative	136,326	124,945	114,500
Legal and professional fees	51,078	19,925	15,252

Total operating expenses	187,404	144,870	129,752

Income (loss) before interest expense and taxes	121,080	95,884	111,002

Other income (expense)
Interest expense	(355,720)	(70,866)	(70,236)

Income (loss) before income taxes	(234,640)	25,018	40,766

Income tax (expense) benefit	-	(3,778)	(9,097)

Net income (loss) applicable to common shareholders	$(234,640)	$21,240	$31,669

Earnings (loss) per share	$(0.22)	$0.02	$0.03

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2011, 2010 and 2009

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2009	1,057,628	$10,576	$1,376,682	$(559,227)	$828,031

Net income (loss)	-	-	-	31,669	31,669
Balances at December 31, 2009	1,057,628	10,576	1,376,682	(527,558)	859,700

Net income (loss)	-	-	-	21,240	21,240
Balances at December 31, 2010	1,057,628	10,576	1,376,682	(506,318)	880,940

Net income (loss)	-	-	-	(234,640)	(234,640)
Balances at December 31, 2011	1,057,628	$10,576	$1,376,682	$(740,958)	$646,300

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net Income (Loss)	$(234,640)	$21,240	$31,669
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Amortization	5,814	-	-
Notes / Interest receivable - affiliates	(277,250)	(177,623)	(103,296)
Federal income tax receivable	636	(636)	-
Deferred tax asset	1,696	4,414	8,390
Increase (decrease) in
Accounts payable - other	4,361	50,991	(1,708)
Accounts payable - affiliates	819,935	102,334	(45,415)
Notes / Interest payable - affiliates	244,577	-	-
Federal income taxes payable	-	(651)	(4,976)

Net cash provided by (used for) operating activities	565,129	69	(115,336)

Cash Flows from Investing Activities
Increase in investment in real estate	(979,880)	-	-

Net cash provided by (used for) investing activities	(979,880)	-	-

Cash Flows from Financing Activities
Financing costs	(84,892)	-	-
Notes payable - third party lender	500,000	-	-

Net cash provided by (used for) financing activities	415,108	-	-

Net increase (decrease) in cash and cash equivalents	357	69	(115,336)
Cash and cash equivalents at the beginning of period	151	82	115,418

Cash and cash equivalents at the end of period	$508	$151	$82

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$23,091	$76,710
Cash paid for income taxes	$-	$636	$5,768

Non - cash items:
Land acquisition financed by third party lender	$444,000	$-	$-
Land acquisition financed by affiliates	$-	$3,832,399	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 2010 forward, the Company has engaged in the business of investing in real estate and has purchased land held for investment or sale.

Our current source of revenue consists of the collections of interest on notes receivables from affiliated entities. Any adverse conditions that could affect the financial condition of any of these entities, and specifically their ability to service debt obligation owed, would have a severe material impact on our financial statements.

Organization and Business

First Equity Properties Inc. is Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivable.  The Company is currently in the business of real estate investing.  FEPI is a publicly traded company however, no trading marked presently exists for the shares of common stock and its value is therefore not determinable.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, and our subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 31, 2010 the Company has a subsidiary, ART Westwood FL, Inc. and March 31, 2011 changed its name to Kelly Land Development, Inc.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years.  Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income.  There is no assurance that the Company will generate earnings in future years.  Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized no deferred tax asset was recognized by the Company.

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

NOTE B -NOTES RECIEVABLE AND ACCRUED INTEREST – AFFILIATE

             Receivables from affiliates primarily consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  These notes came due December 31, 2011 and have been extended to December 31, 2013.
	2011	2010
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,407,540	$2,407,540
Accrued interest	240,754	181,390
Accounts receivable – affiliates	317,416	99,529

Total notes and accounts receivable – affiliates	$2,965,710	$2,688,459

NOTE C -LAND

On December 31, 2010 the Company owned various parcels of undeveloped land which consist of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.  On April 1, 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  On November 30, 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.  The Company incurred two notes payables with Adams Realty, a third party lender, for $500,000 maturing May 31, 2013 and $444,000 maturing November 30, 2013 as a result of the 2011 land purchases.

NOTE D -NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE

	2011	2010
Uncollateralized notes payable – affiliates
due on demand, interest at Prime+ 1%, payable quarterly	$1,652,609	$1,652,609

Real estate notes payable – affiliates
due December 31, 2015, interest at 6%, payable monthly,
secured by land	3,832,399	3,832,399
Accrued interest	294,844	50,267

Total notes payable – affiliates	$5,779,852	$5,535,275

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Long term debt	$5,779,852	$1,947,454	$-	$-	$-	$3,832,399	$-
	$5,779,852	$1,947,454	$-	$-	$-	$3,832,399	$-

NOTE E –NOTES PAYABLE-OTHER

	2011	2010
Real estate notes payable, collateralized by land,
entire amount due May 31, 2013, interest at 15%, payable monthly, substantial penalties will be assessed for early payment.	$500,000	$-

Real estate notes payable, collateralized by land,
entire amount due November 30, 2013, interest at $5,550, per month, substantial penalties will be assessed for early payment.	$444,000	$-

Total notes payable – other	$944,000	$-

	Payments due by period
	Total	2011	2012	2013	2014	2015	Thereafter
Long term debt	$944,000	$-	$--	$944,000	$-	$-	$-
	$944,000	$-	$-	$944,000	$-	$-	$-

 NOTE F -INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	2011	2010	2009
Accumulated Amortization	$-	$1,696	$6,110
Benefit of NOL carry forward	-	-	-

Deferred tax asset	-	1,696	6,110
Less: Valuation allowance	-	-	-

Total deferred tax asset	$-	$1,696	$6,110

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2011	2010	2009
Federal income tax at statutory rate per books	$(35,196)	$3,753	$6,115
Change in valuation allowance	35,196	-	-
Amortization	-	(8,161)	(5,479)

Federal income tax per tax return	$-	$(4,408)	$636

Effective income tax rate	0.0%	0.0%	1.5%

NOTE G -FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable affiliate, notes receivable affiliate and accounts payable affiliate approximate fair value due to short-term maturities of these assets and liabilities.

NOTE H -COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE I -COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2011, 2010, and 2009, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE J -QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2011 and 2010.

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	51,560	56,647	(27,910)	39,377

Net income from continuing operations before taxes	7,804	3,377	88,593	21,306
Interest expense	74,017	81,004	94,769	105,930
Income tax expense (benefit)	(9,932)	10,568	-	(636)

Net income applicable to common shareholders	$(56,281)	$(88,195)	$(6,176)	$(83,988)

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.05)	$(0.08)	$(0.01)	$(0.08)

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	39,409	31,207	37,129	37,125

Net income from continuing operations before taxes	19,955	28,817	23,554	23,558
Interest expense	17,318	17,512	17,703	18,333
Income tax expense (benefit)	396	1,695	878	809

Net income applicable to common shareholders	$2,241	$9,610	$4,973	$4,416

Earnings per share
Weighted average earnings per share applicable to common shares	$-	$0.01	$0.01	$-

NOTE K -LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease was for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consisted of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extended through October 31, 2011. This lease has been terminated retroactive to June 30, 2010 by mutual agreement of the Company and the building’s owner.  Based on this agreement, the owner has agreed to reimburse the Company for rents paid after the effective termination date.  The Company has recorded a note receivable from the owner in the amount of $45,739 and income from this lease termination of $67,730.

NOTE L -RELATED PARTIES TRANSACTIONS

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions.  Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities.  Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in best interest of our company.

NOTE M –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2012, the date the financial statements were available to be issued, and has determined that there are none to be reported.