Form 10-Q
period 2012-03-31
FIRST EQUITY PROPERTIES INC
filed 2012-05-15
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .  ☑.  Yes  ☐   No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 15, 2012)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Real estate land holdings, at cost	$5,256,279	$5,256,279
Notes receivable and accrued interest - affiliates	2,984,988	2,965,710
Cash and cash equivalents	3,051	508
Other assets	45,659	79,078
Total assets	$8,289,977	$8,301,575

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$5,854,692	$5,779,852
Notes payable - third party lender	944,000	944,000
Accounts payable - other	70,273	56,927
Accounts payable - affiliates	881,996	874,496
Total liabilities	7,750,961	7,655,275

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(848,242)	(740,958)

Total shareholders' equity	539,016	646,300

Total liabilities and shareholders' equity	$8,289,977	$8,301,575

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2012	2011

Revenue
Interest income	$60,024	$59,364
Other income	100	$-

Total income	60,124	59,364

Operating Expenses
General and administrative	46,911	41,444
Legal and professional fees	10,309	10,116

Total operating expenses	57,220	51,560

Income (loss) before interest expense and taxes	2,904	7,804

Other income (expense)
Interest expense	(110,188)	(74,017)

Income (loss) before income taxes	(107,284)	(66,213)

Income tax (expense) benefit	-	9,932

Net income (loss) applicable to common shareholders	$(107,284)	$(56,281)

Earnings (loss) per share	$(0.10)	$(0.05)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2012
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2012	1,057,628	$10,576	$1,376,682	$(740,958)	$646,300
Net income (loss)	-	-	-	(107,284)	(107,284)
Balances at March 31, 2012	1,057,628	$10,576	$1,376,682	$(848,242)	$539,016

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(107,284)	$(56,281)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Amortization	5,592	-
Prepaid Expenses	27,827
Interest receivable - affiliates	(19,279)	(42,495)
Federal income tax receivable	-	(9,932)
Increase (decrease) in
Accounts payable - other	13,346	36,812
Accounts payable - affiliates	7,501	98,826
Interest payable - affiliates	74,840	-

Net cash provided by (used for) operating activities	2,543	26,930

Cash Flows from Investing Activities
Increase in investment in real estate	-	(26,752)

Net cash provided by (used for) investing activities	-	(26,752)

Net increase (decrease) in cash and cash equivalents	2,543	178
Cash and cash equivalents at the beginning of period	508	151

Cash and cash equivalents at the end of period	$3,051	$329

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$22,200	$-

Non - cash items:
Land acquisition financed by affiliates	$-	$986,572

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

The Company’s principal line of business and source of revenue has been earnings on investment and interest on notes receivable. However, during 2010 and 2011 the Company purchased certain parcels of land and has since engaged in the business of investing in real estate for potential future sale or development.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  Certain 2011 balances have been reclassified to conform to the 2012 presentation.

The year-end Balance Sheet at December 31, 2011, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3.  FEDERAL INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, “Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated.

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

NOTE 4.  LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease was for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consisted of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extended through October 31, 2011. This lease has been terminated retroactive to June 30, 2010 by mutual agreement of the Company and the building’s owner.  Based on this agreement, the owner has agreed to reimburse the Company for rents paid after the effective termination date.  The Company has recorded a note receivable from the owner in the amount of $45,739.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2012 was $7,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2012 and 2011. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes and notes from land purchases.

Comparison of the three months ended March 31, 2012 to the same period ended 2011.

We reported a net loss applicable to common shareholders of ($107,284) for the three months ended March 31, 2012 as compared to a net loss to common shareholders of ($56,281) for the same period ended 2011.

This increase in net loss was primarily due to the interest incurred on notes payable as a result of the land purchases as compared to the period ended 2011.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of March 31, 2012:

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2012	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary