Form 10-Q
period 2012-06-30
FIRST EQUITY PROPERTIES INC
filed 2012-08-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 14, 2012)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 6.	Exhibits	10
SIGNATURES		11-12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Real estate land holdings, at cost	$-	$5,256,279
Notes receivable and accrued interest - affiliates	3,021,920	2,965,710
Cash and cash equivalents	432	508
Other assets	-	79,078
Total assets	$3,022,352	$8,301,575

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$2,119,015	$5,779,852
Notes payable - third party lender	-	944,000
Accounts payable - other	48,708	56,927
Accounts payable - affiliates	42,500	874,496
Total liabilities	2,210,223	7,655,275

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(575,129)	(740,958)

Total shareholders' equity	812,129	646,300

Total liabilities and shareholders' equity	$3,022,352	$8,301,575

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Revenue
Interest income	$60,024	$60,024	$120,047	$119,388
Other income	-	$-	100	$-

Total income	60,024	60,024	120,147	119,388

Operating Expenses
General and administrative	18,871	41,008	65,781	74,951
Legal and professional fees	9,600	15,639	19,909	33,255

Total operating expenses	28,471	56,647	85,691	108,206

Income (loss) before interest expense and taxes	31,553	3,377	34,456	11,182

Other income (expense)
Gain on sale	259,071	-	259,071	-
Interest expense	(17,511)	(81,004)	(127,698)	(155,021)

Income (loss) before income taxes	273,113	(77,627)	165,829	(143,839)

Income tax (expense) benefit, net	-	(10,568)	-	(636)

Net income (loss) applicable to common shareholders	$273,113	$(88,195)	$165,829	$(144,475)

Earnings (loss) per share	$0.26	$(0.08)	$0.16	$(0.14)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2012
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2012	1,057,628	$10,576	$1,376,682	$(740,958)	$646,300
Net income	-	-	-	$165,829	$165,829
Balances at June 30, 2012	1,057,628	$10,576	$1,376,682	$(575,129)	$812,129

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,

	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$165,829	$(144,475)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	(259,071)
(Increase) decrease in
Interest receivable - affiliates	(120,047)	62,002
Other Assets		(106,636)
Federal income tax receivable	-	636
Increase (decrease) in
Accounts payable - other	42,028	7,616
Accounts payable - affiliates	(15,000)	124,452
Intercompany and interest payable - affiliates	127,698	-

Net cash provided by (used for) operating activities	(58,563)	(56,405)

Cash Flows from Investing Activities
Increase/decrease in investment in real estate	4,120,300	(951,274)
Notes receivable - affiliates	63,836	(295,316)

Net cash provided by (used for) investing activities	4,184,136	(1,246,590)

Cash Flows from Financing Activities
Notes payable - affiliates	(4,125,649)	802,868
Notes payable - bank	-	500,000

Net cash provided by (used for) financing activities	(4,125,649)	1,302,868

Net increase (decrease) in cash and cash equivalents	(76)	(127)
Cash and cash equivalents at the beginning of period	508	151

Cash and cash equivalents at the end of period	$432	$24

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$39,550	$-

Non - cash items:
Real estate development projects financed by affiliate	$-	$802,868
Debt assumed by purchaser	$1,456,194	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

First Equity Properties Inc. ( "FEPI") is Nevada based corporation organized in December 19, 1996 and the company is headquartered in Dallas, TX. FEPI is a publicly traded company however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

The Company's principal line of business and source of revenue has been earnings on investment and interest on notes receivable. However, during 2010 and 2011 the Company purchased certain parcels of land and has since engaged in the business of investing in real estate for potential future sale or development. On April 1, 2012 the Company sold all of its land parcels to an affiliated party and is no longer in the business of investing in land.

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

The year-end Balance Sheet at December 31, 2011, was derived from the audited fmancial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011,

Cost capitalization

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

NOTE 2. REAL ESTATE ACTIVITY

As of December 31, 2011, the Company owed, through its subsidiary, Kelly Lot Development, Inc.("KLD") various parcels of undeveloped land which consisted of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN, approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas, 6.796 acres of Travis Ranch Land located in Kaufman County, Texas and approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX.

In June 2012, the Company determined that it would not have adequate funding to properly develop these raw land parcels and entered into a contract to sell Kelly Lot Development effective April I, 2012 to Tacco Financial, Inc ("TFI") a related party for $5,576,494 comprised of $4,120,300 of debt reduction and the $1,456,194 assumption of third party debt. The transaction resulted in $259,071 of gain on sale. With the disposition of Kelly Lot Development the Company no longer has any land holdings.

NOTE 3. FEDERAL INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification, ("ASC") No. 740, "Accounting for Income Taxes". ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated.

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

NOTE 4. LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease was for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consisted of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extended through October 31, 2011. This lease has been terminated retroactive to June 30, 2010 by mutual agreement of the Company and the building's owner. Based on this agreement, the owner has agreed to reimburse the Company for rents paid after the effective termination date. The Company has recorded a note receivable from the owner in the amount of $45,739.

NOTE 5. RELATED PARTIES TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm's length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terns, conditions and agreements that are not necessarily beneficial to or in best interest of our company.

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the six months ended June 30, 2012 was $15,000 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements presented in this report, or which management may make orally or in writing from time to time, are based on beliefs and assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "estimate", "expect", "intend", "may", "might", "plan", "project", "result", "should", "will" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

In June 2012, the Company determined that it would not have adequate funding to properly develop these raw land parcels and entered into a contract to sell Kelly Lot Development effective April I, 2012 to Tacco Financial, Inc ("TFI") a related party for $5,576,494 comprised of $4,120,300 of debt reduction and the $1,456,194 assumption of third party debt. The transaction resulted in $259,071 of gain on sale. With the disposition of Kelly Lot Development the Company no longer has any land holdings.

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2012 and 2011. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our primary source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended June 30, 2012 to the same period ended 2011.

We reported net income applicable to common shareholders of $273,113 for the three months ended June 30, 2012 as compared to a net loss to common shareholders of ($88,195) for the same period ended 2011.

This change from net loss to net income was primarily due to no rent being recorded in 2012 since the lease was cancelled and the reduction in interest expense due to the sale of Kelly Lot Development and recognition of a gain from the sale as compared to the period ended 2011.

Comparison of the six months ended June 30, 2012 to the same period ended 2011.

We reported net income applicable to common shareholders of $165,829 for the six months ended June 30, 2012 as compared to a net loss to common shareholders of ($144,475) for the same period ended 2011.

This change from net loss to net income was primarily due to no rent being recorded in 2012 since the lease was cancelled and the reduction in interest expense due to the land sales and recognition of a gain from the sale of the land parcels as compared to the period ended 2011.

Liquidity and Capital Resources General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following significantly impacted our balance sheet as of June 30, 2012:

Our real estate land holdings decreased due to the sale of Kelly Lot Development.

Our accounts payable, notes payable and accrued interest — affiliates decreased due to the sale of Kelly Lot Development.
Our notes payable — third party lender decreased due to the sale of Kelly Lot Development. We recognized a gain on the sale due to the sale of Kelly Lot Development to a related party.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer and Acting Principal Executive Officer of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a15 and 15d-15. Based upon that evaluation, the Company's Chief Financial Officer and Acting Principal Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b) Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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
 ____________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2012	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary