Form 10-Q
period 2012-09-30
FIRST EQUITY PROPERTIES INC
filed 2012-11-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 15, 2012)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9-10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12-14

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Real estate land holdings, at cost	$-	$5,256,279
Receivables and accrued interest - affiliates	3,046,288	2,965,710
Cash and cash equivalents	353	508
Other assets	-	79,078
Total assets	$3,046,641	$8,301,575

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$2,136,720	$5,779,852
Notes payable - third party lender	-	944,000
Accounts payable - other	16,245	56,927
Accounts payable - affiliates	50,000	874,496
Total liabilities	2,202,965	7,655,275

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(543,582)	(740,958)

Total shareholders' equity	843,676	646,300

Total liabilities and shareholders' equity	$3,046,641	$8,301,575

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue
Interest income	$60,683	$60,683	$180,730	$180,071
Other income	-	$-	100	$-

Total income	60,683	60,683	180,830	180,071

Operating Expenses
General and administrative	3,632	37,314	69,413	101,032
Lease Termination	-	(68,730)	-	(68,730)
Legal and professional fees	7,801	3,506	27,710	47,994

Total operating expenses	11,433	(27,910)	97,123	80,296

Income (loss) before interest expense and taxes	49,250	88,593	83,707	99,775

Other income (expense)
Gain on sale	-	-	259,071	-
Interest expense	(17,703)	(94,769)	(145,402)	(249,789)

Income (loss) before income taxes	31,547	(6,176)	197,376	(150,015)

Income tax (expense) benefit, net	-	-	-	(636)

Net income (loss) applicable to common shareholders	$31,547	$(6,176)	$197,376	$(150,651)

Earnings (loss) per share	$0.03	$(0.01)	$0.19	$(0.14)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2012
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2012	1,057,628	$10,576	$1,376,682	$(740,958)	$646,300
Net income	-	-	-	$197,376	$197,376
Balances at September 30, 2012	1,057,628	$10,576	$1,376,682	$(543,582)	$843,676

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$197,376	$(150,651)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	(259,071)	-
(Increase) decrease in
Interest receivable - affiliates	(180,730)	1,319
Other Assets	-	(106,636)
Federal income tax receivable	-	636
Increase (decrease) in
Accounts payable - other	9,565	(2,978)
Accounts payable - affiliates	(7,500)	184,623
Intercompany and interest payable - affiliates	145,403	-

Net cash provided by (used for) operating activities	(94,957)	(73,687)

Cash Flows from Investing Activities
Increase/decrease in investment in real estate	4,120,300	(951,274)
Notes receivable - affiliates	100,151	(307,056)

Net cash provided by (used for) investing activities	4,220,451	(1,258,330)

Cash Flows from Financing Activities
Notes payable - affiliates	(4,125,649)	832,808
Notes payable - bank	-	500,000

Net cash provided by (used for) financing activities	(4,125,649)	1,332,808

Net increase (decrease) in cash and cash equivalents	(155)	791
Cash and cash equivalents at the beginning of period	508	151

Cash and cash equivalents at the end of period	$353	$942

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$39,550	$-

Non - cash items:
Real estate development projects financed by affiliate	$-	$-
Debt assumed by purchaser	$1,456,194	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

First Equity Properties Inc. ( “FEPI”) is a Nevada based corporation organized in December 19, 1996 and the company is headquartered in Dallas, TX.  FEPI is a publicly traded company however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

The Company’s principal line of business and source of revenue has been earnings on investment and interest on notes receivable. However, during 2010 and 2011 the Company purchased certain parcels of land and has since engaged in the business of investing in real estate for potential future sale or development.  On April 1, 2012 the Company sold all of its land parcels to a related party and is no longer in the business of investing in land.

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

NOTE 2.  REAL ESTATE ACTIVITY

As of December 31, 2011, the Company owned, through its subsidiary, Kelly Lot Development, Inc.(“KLD”) various parcels of undeveloped land which consisted of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN, approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas,  6.796 acres of Travis Ranch Land located in Kaufman County, Texas and approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX.

In June 2012, the Company determined that it would not have adequate funding to properly develop these raw land parcels and entered into a contract to sell Kelly Lot Development effective April 1, 2012 to Tacco Financial, Inc (“TFI”) a related party for $5,576,494 comprised of $4,120,300 of debt reduction and the assumption of third party debt. The transaction resulted in $259,071 of gain on sale. With the disposition of Kelly Lot Development the Company no longer has any land holdings.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the nine months ended September 30, 2012 was $22,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

In June 2012, the Company determined that it would not have adequate funding to properly develop these raw land parcels and entered into a contract to sell Kelly Lot Development effective April 1, 2012 to Tacco Financial, Inc (“TFI”) a related party for $5,576,494 comprised of $4,120,300 of debt reduction and the assumption of third party debt. The transaction resulted in $259,071 of gain on sale. With the disposition of Kelly Lot Development the Company no longer has any land holdings.

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2012 and 2011. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our primary source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended September 30, 2012 to the same period ended 2011.

We reported net income applicable to common shareholders of $31,547 for the three months ended September 30, 2012 as compared to a net income to common shareholders of ($6,176) for the same period ended 2011.

This change from net loss to net income was primarily due to no rent being recorded in 2012 since the lease was cancelled and the reduction in interest expense due to the sale of Kelly Lot Development as compared to the period ended 2011.

Comparison of the nine months ended September 30, 2012 to the same period ended 2011.

We reported net income applicable to common shareholders of $197,376 for the nine months ended September 30, 2012 as compared to a net loss to common shareholders of ($150,651) for the same period ended 2011.

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

Our principal source of cash is proceeds from interest income on our notes receivables.

The following significantly impacted our balance sheet as of September 30, 2012:

•	Our real estate land holdings decreased due to the sale of Kelly Lot Development.

•	Our accounts payable, notes payable and accrued interest – affiliates decreased due to the sale of Kelly Lot Development.

•	Our notes payable – third party lender decreased due to the sale of Kelly Lot Development.

•	We recognized a gain on the sale due to the sale of Kelly Lot Development to a related party.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended    September 30, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

31.1*	Certification of Acting Principal Executive Officer and Chief Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data fileds pursuant to Rule 405 of Regulation S-T.
______________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2012	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary