Form 10-K
period 2012-12-31
FIRST EQUITY PROPERTIES INC
filed 2013-04-01
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of September 30, 2012 (the last business day of the Registrant’s most recently completed third fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of September 30, 2012 by persons believed to be non-affiliates of the Registrant.

As of April 1, 2013, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX TO
ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	4-5
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A(T).	Controls and Procedures	9
Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	11
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accounting Fees and Services	13

PART IV

Item 15.	Exhibits, Financial Statement Schedules	14-15
Signatures		16

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

From 1999 until 2010, the principal source of revenue for the Company was interest income on notes receivable due from affiliated and/or related parties.  In 2010, the Company began engaging in the business of real estate investing, which resulted in purchases of land being held for development or sale.  All purchases were from related parties.  In June 2012, the Company determined that it could not obtain adequate funding to properly develop raw land parcels and entered into a contract to sell Kelly Lot Development effective April 1, 2012 to Tacco Financial, Inc. (“TFI”), a related party, for $5,576,494 comprised of $4,120,300 of debt reduction and the assumption of third party debt.  The transaction resulted in $259,071 of gain on sale.  With the disposition of Kelly Lot Development the Company no longer has any land holdings.

After giving effect to the sale of its subsidiaries on April 1, 2012, FEPI has no active subsidiaries and no employees.

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

As of December 31, 2010, the Company had purchased land from a related party and has a subsidiary, ART Westwood FL.

In 2010, the Company began exploring new business opportunities for the Company, resulting in multiple land purchases in December 2010 and the acquisition of a new subsidiary, ART Westwood FL.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc.  At December 31, 2010 the Company owned various parcels of undeveloped land which consists of approximately 7.53 acres located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN.  All transactions were with related parties.

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

As of December 31, 2012, the Company sold Kelly Lot Development, Inc.

      The Company determined that it could not obtain adequate funding to properly develop raw land parcels and entered into a contract to sell Kelly Lot Development, Inc., which held all the Company’s real estate holdings, effective April 1, 2012 to Tacco Financial, Inc. (“TFI”), a related party.

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

ITEM 3.   LEGAL PROCEEDINGS

At December 31, 2012, and through April 1, 2013, the Company was not a party to or involved in any outstanding, unresolved litigation or proceedings.

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

As of April 1, 2013, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2012, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2012, are derived from the audited financial statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:

Revenues	$241,514	$240,754	$240,754	$240,754	$241,413

General and administrative	107,482	187,404	144,870	129,752	66,923
Other income	-	67,730	-	-	-
Income from continuing operations	134,032	121,080	95,884	111,002	174,490
Gain on sale	259,071	-	-	-	-
Interest expense	(170,478)	(355,720)	(70,866)	(70,236)	(101,462)
Income from discountinued operations	-	-	-	-	-
Income (loss) before taxes	222,625	(234,640)	25,018	40,766	73,028
Income tax benefit (expense)	-	-	(3,778)	(9,097)	9,004

Net income (loss) applicable to common shareholders	$222,625	$(234,640)	$21,240	$31,669	$82,032

Weighted average earnings per share:
Income from continuing operations	$0.21	$(0.22)	$0.02	$0.03	$0.08
Loss from discountinued operations	-	-	-	-	-
Net income loss applicable to common shareholders	$0.21	$(0.22)	$0.02	$0.03	$0.08

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;

Total Assets	$3,102,775	$8,301,575	$6,523,341	$2,517,028	$2,537,458
Total Liabilities	$2,233,850	$7,655,275	$5,642,401	$1,657,328	$1,709,427
Stockholders' Equity	$868,925	$646,300	$880,940	$859,700	$828,031

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

Results of Operations

FEPI’s sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making revenue consistent from year to year.  General & administrative expenses are primarily related to professional and administrative fees. During the current year, additional costs have been incurred due to interest and fees on liabilities of The Company.

Results of operations for the year ended December 31, 2012 as compared to the same period ended 2011.

Income decreased by $66,970 as compared to the year ended 2011.  This decrease is due to the recognition of lease termination income in 2011.

Operating expenses decreased by $79,922 as compared to the year ended 2011.  This decrease is primarily due to the reduction in property tax expense from the land sales and no recognition of rent expense in 2012.

Interest expense decreased by $185,242 as compared to the year ended 2011.  This decrease is due to the land sales in 2012 to TFI, a related party.

Other income increased by $259,071 as compared to the year ended 2011.  This increase is due to the recognition of a gain on the land sales to TFI, a related party.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2012, we had total assets of $3,102,775. Our overall liabilities have decreased as compared to prior year. The decrease in liabilities is due to the land sales to TFI, a related party. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2012 as compared to 2011 – The cash flow remained static as compared to the year ended 2011.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2012, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2012. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. The assessment was based on criteria established in the framework Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of April 1, 2013 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	63	Director, President and Treasurer

Steven Shelley	30	Director, Vice President and Secretary

Daniel J. Moos, 63

Director, President and Treasurer of the Company since April 19, 2011.

Mr. Moos has been President (since April 2007) and Chief Executive Officer (since March 2010) of American Realty Investors, Inc., a Nevada corporation (“ARL”) which has its common stock listed on the New York Stock Exchange, Inc. (“NYSE”), Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) which also has its common stock listed on the NYSE and Income Opportunity Realty Investors, Inc., a Nevada corporation (“IOT”) which has its common stock listed on the NYSEMKT (formally the American Stock Exchange).  He was also Senior Vice President and Business Line Manager for U.S. Bank Corp. (NYSE: USB) working out of offices in Houston, Texas from 2003 to April 2007; Executive Vice President and Chief Financial Officer, Fleet Cor Technologies, a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA, a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than ten years prior thereto he was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992-1996) and LDI Corporation which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Cleveland, Ohio.  Mr. Moos was also President of Prime Income Asset Management, Inc., a Nevada corporation (“Prime”) and effective April 30, 2011, of Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”).  Mr. Moos is the Principal Executive Officer of the Company.

Steven Shelley, 30

Director, Vice President and Secretary of the Company since December 29, 2010.

Mr. Shelley was employed by Prime until April 2011 for more than 5 years prior thereto.  Since April 2011 he has been employed by Pillar.  He is also (since May 2006) a Vice President of ARL, TCI and IOT.  Mr. Shelley is the Principal Financial Officer of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2012. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of April 1, 2013, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on April 1, 2013.

As of April 1, 2013, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on April 1, 2013.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2010 the Company purchased ART Westwood FL, Inc., a Nevada corporation, for investment purposes.    On March 31, 2011, ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc. and owns various parcels of undeveloped land consisting of approximately 7.53 acres located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres of Nashville Land located in Nashville, TN all purchased from a related party. In April 2011, the Company purchased Seminary West Land consisting of 3.028 acres located in Fort Worth, TX and Travis Ranch Land consisting of 6.796 acres located in Kaufman County, TX from a related party.  On November 30, 2011 the Company purchased Cook’s Lane consisting of 21.754 acres and 1.483 acres located in Fort Worth, TX also from a related party.  On April 1, 2012 the Company sold Kelly Lot Development, Inc. to TFI, a related party.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2012 and 2011 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2012	2011
Audit fees	$23,250	$23,250
Audit related fees	-	-
Tax fees -preparation of corporate federal income tax returns	1,250	1,250
All other fees	-	-

Total	$24,500	$24,500

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of December 31, 2012 and 2011	19

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	20

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	21

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	22

Notes to Consolidated Financial Statements	23-27

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

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31.1*	Certification of Principal Executive Officer.

31.2*	Certification of Principal Financial and Accounting Officer.

32.1*	Rule 1350 Certification by Principal Executive Officer and Principal Financial and Accounting Officer.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

______________
*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: April 1, 2013	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	Director, President and Treasurer	April 1, 2013

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	April 1, 2013

FIRST EQUITY PROPERTIES, INC.
TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	18

Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011	19
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	20
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	21
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	22
Notes to Financial Statements	23-27

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Equity Properties, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of First Equity Properties, Inc. as of December 31, 2012, and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due to and from affiliates.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2012, and 2011 the results of its operations, changes in stockholder’s equity and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.
March 29, 2013
Richardson, Texas

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Real estate land holdings, at cost	$-	$5,256,279
Receivables and accrued interest - affiliates	3,101,233	2,965,710
Cash and cash equivalents	1,542	508
Other assets	-	79,078
Total assets	$3,102,775	$8,301,575

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,787,307	$5,779,852
Notes payable - third party lender	-	944,000
Accounts payable - other	21,927	56,927
Accounts payable - affiliates	424,616	874,496
Total liabilities	2,233,850	7,655,275

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(518,333)	(740,958)

Total shareholders' equity	868,925	646,300

Total liabilities and shareholders' equity	$3,102,775	$8,301,575

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Revenue
Interest income - from affiliates	$241,514	$240,754	$240,754
Lease termination income	-	$67,730	$-

Total income	241,514	308,484	240,754

Operating Expenses
General and administrative - affiliates	30,000	65,932	100,165
General and administrative	37,534	70,394	24,780
Legal and professional fees	39,948	51,078	19,925

Total operating expenses	107,482	187,404	144,870

Income (loss) before interest expense and taxes	134,032	121,080	95,884

Other income (expense)
Gain on sale	259,071	-	-
Interest expense - affiliates	(135,129)	(306,197)	(70,866)
Interest expense	(35,349)	(49,523)	-

Income (loss) before income taxes	222,625	(234,640)	25,018

Income tax (expense) benefit	-	-	(3,778)

Net income (loss) applicable to common shareholders	$222,625	$(234,640)	$21,240

Earnings (loss) per share	$0.21	$(0.22)	$0.02

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011 and 2010

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2010	1,057,628	$10,576	$1,376,682	$(527,558)	$859,700

Net income (loss)	-	-	-	21,240	21,240
Balances at December 31, 2010	1,057,628	10,576	1,376,682	(506,318)	880,940

Net income (loss)	-	-	-	(234,640)	(234,640)
Balances at December 31, 2011	1,057,628	10,576	1,376,682	(740,958)	646,300

Net income (loss)	-	-	-	222,625	222,625
Balances at December 31, 2012	1,057,628	$10,576	$1,376,682	$(518,333)	$868,925

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash Flows from Operating Activities
Net Income (Loss)	$222,625	$(234,640)	$21,240
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	(259,071)	-	-
(Increase) decrease in
Amortization	7,372	5,814	-
Interest receivable - affiliates	(241,413)	(277,250)	(177,623)
Federal income tax receivable	-	636	(636)
Deferred tax asset	-	1,696	4,414
Increase (decrease) in
Accounts payable - other	(35,000)	4,361	50,991
Accounts payable - affiliates	130,203	819,935	102,334
Intercompany and Interest payable - affiliates	70,428	244,577	-
Federal income taxes payable	-	-	(651)

Net cash provided by (used for) operating activities	(104,856)	565,129	69

Cash Flows from Investing Activities
Increase in investment in real estate	-	(979,880)	-
Notes receivable - affiliates	105,890	-	-

Net cash provided by (used for) investing activities	105,890	(979,880)	-

Cash Flows from Financing Activities
Financing costs	-	(84,892)	-
Notes payable - third party lender	-	500,000	-

Net cash provided by (used for) financing activities	-	415,108	-

Net increase (decrease) in cash and cash equivalents	1,034	357	69
Cash and cash equivalents at the beginning of period	508	151	82

Cash and cash equivalents at the end of period	$1,542	$508	$151

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,950	$-	$23,091
Cash paid for income taxes	$-	$-	$636

Non - cash items:
Land acquisition financed by third party lender	$-	$444,000	$-
Land acquisition financed by affiliates	$-	$-	$3,832,399
Debt assumed by purchaser	$5,591,552	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 2010 through April 2012, the Company engaged in the business of investing in real estate and purchased land held for investment or sale.

Our current source of revenue consists of the collections of interest on notes receivables from affiliated entities. Any adverse conditions that could affect the financial condition of any of these entities, and specifically their ability to service debt obligation owed, would have a severe material impact on our financial statements.

Organization and Business

First Equity Properties, Inc. is Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivable.  The Company is currently in the business of real estate investing.  FEPI is a publicly traded company however, no trading marked presently exists for the shares of common stock and its value is therefore not determinable.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, and our subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 31, 2010 the Company had a subsidiary, ART Westwood FL, Inc. and March 31, 2011 changed its name to Kelly Lot Development, Inc.  On April 1, 2012 the Company sold Kelly Lot Development, Inc. to TFI, a related party.

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
	2012	2011
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,407,540	$2,407,540
Accrued interest – affiliates	482,168	240,754
Accounts receivable – affiliates	211,525	317,416

Total notes and accounts receivable – affiliates	$3,101,233	$2,965,710

NOTE C - LAND

On December 31, 2010 the Company owned various parcels of undeveloped land which consist of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.  On April 1, 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  On November 30, 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.  The Company incurred two notes payables with Adams Realty, a third party lender, for $500,000 maturing May 31, 2013 and $444,000 maturing November 30, 2013 as a result of the 2011 land purchases.  On April 1, 2012 the Company sold Kelly Lot Development, Inc., which held all of the Company’s investments in real estate, including all debt associated with the land to TFI, a related party.

NOTE D -NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE
	2012	2011
Uncollateralized notes payable – affiliates
due on demand, interest at Prime + 1%, payable quarterly	$1,652,609	$1,652,609

Real estate notes payable – affiliates
due December 31, 2015, interest at 6%, payable monthly,
secured by land		3,832,399
Accrued interest and intercompany - affiliates	134,698	294,844

Total notes payable – affiliates	$1,787,307	$5,779,852

	Payments due by period
	Total	2012	2013	2014	2015	2016	Thereafter
Long term debt	$1,787,307	$1,787,307	$-	$-	$-	$-	$-

	$1,787,307	$1,787,307	$-	$-	$-	$-	$-

NOTE E –NOTES PAYABLE - OTHER

	2012	2011
Real estate notes payable, collateralized by land,
entire amount due May 31, 2013, interest at 15%, payable monthly, substantial penalties will be assessed for early payment.	$-	$500,000

Real estate notes payable, collateralized by land,
entire amount due November 30, 2013, interest at $5,550, per month, substantial penalties will be assessed for early payment.	$-	$444,000

Total notes payable – other	$-	$944,000

NOTE F -INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below:

	2012	2011	2010
Accumulated Amortization	$-	$-	$1,696
Benefit of NOL carry forward	-	-	-

Deferred tax asset	-	-	1,696
Less: Valuation allowance	-	-	-

Total deferred tax asset	$-	$-	$1,696

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2012	2011	2010
Federal income tax at statutory rate per books	$70,073	$(35,196)	$3,753
Change in valuation allowance	-	35,196	-
Amortization	-	-	(8,161)
Net operating loss	(70,073)	-	-

Federal income tax per tax return	$-	$-	$(4,408)

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2011, 2010, and 2009 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE I -COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2012, 2011, and 2010, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE J -QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2012 and 2011.

	Year ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$60,124	$60,024	$60,683	$60,683
Operating expenses	57,220	28,471	11,433	17,731
Net income from continuing operations before taxes	2,904	31,553	49,250	42,952
Interest expense	110,188	17,511	17,703	17,703
Gain on sale	-	259,071	-	-
Income tax expense	-	-	-	-
Net income applicable to common shareholders	$(107,284)	$273,113	$31,547	$25,249

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.10)	$0.26	$0.03	$0.02

	Year ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	51,560	56,647	(27,910)	39,377
Net income from continuing operations before taxes	7,804	3,377	88,593	21,306
Interest expense	74,017	81,004	94,769	105,930
Income tax expense	(9,932)	10,568	-	(636)
Net income applicable to common shareholders	$(56,281)	$(88,195)	$(6,176)	$(83,988)

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.05)	$(0.08)	$(0.01)	$(0.08)

NOTE K -LEASES

On September 18, 2008, the Company entered into a long-term lease commitment with Income Opportunity Realty Investors, Inc., a related party. The lease was for 4,288 square feet of commercial space at the Hickory One Office building, located in Farmers Branch, Texas. The base rent consisted of monthly installments of $5,717 per month for a period of three years. The lease commenced on November 1, 2008 and extended through October 31, 2011. This lease has been terminated retroactive to June 30, 2010 by mutual agreement of the Company and the building’s owner.  Based on this agreement, the owner has agreed to reimburse the Company for rents paid after the effective termination date.  In 2011, the Company recorded a note receivable from the owner in the amount of $45,739 and income from this lease termination of $67,730.

NOTE L -RELATED PARTIES TRANSACTIONS

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition, dispositions, interest income, interest expense and general and administrative expenses.  Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities.  Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in best interest of our company.

NOTE M –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued, and has determined that there are none to be reported.