Form 10-Q
period 2013-03-31
FIRST EQUITY PROPERTIES INC
filed 2013-05-13
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 10, 2013)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 6.	Exhibits	10
SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Notes receivable and accrued interest - affiliates	3,150,081	3,101,233
Cash and cash equivalents	957	1,542

Total assets	$3,151,038	$3,102,775

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$2,171,741	$1,787,307
Federal income tax payable	3,029	-
Accounts payable - other	15,496	21,927
Accounts payable - affiliates	65,000	424,616
Total liabilities	2,255,266	2,233,850

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(491,486)	(518,333)

Total shareholders' equity	895,772	868,925

Total liabilities and shareholders' equity	$3,151,038	$3,102,775

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2013	2012

Revenue
Interest income	$59,364	$60,024
Other income	-	$100

Total income	59,364	60,124

Operating Expenses
General and administrative	10,593	46,911
Legal and professional fees	1,576	10,309

Total operating expenses	12,169	57,220

Income (loss) before interest expense and taxes	47,195	2,904

Other income (expense)
Interest expense	(17,318)	(110,188)

Income (loss) before income taxes	29,877	(107,284)

Income tax expense	(3,029)	-

Net income (loss) applicable to common shareholders	$26,848	$(107,284)

Earnings (loss) per share	$0.03	$(0.10)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2013
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2013	1,057,628	$10,576	$1,376,682	$(518,333)	$868,925
Net income (loss)	-	-	-	26,847	26,847
Balances at March 31, 2013	1,057,628	$10,576	$1,376,682	$(491,486)	$895,772

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$26,848	$(107,284)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Amortization	-	5,592
Prepaid Expenses	-	27,827
Interest receivable - affiliates	(48,849)	(19,279)
Increase (decrease) in
Accounts payable - other	(6,431)	13,346
Accounts payable - affiliates	(359,616)	7,501
Interest payable - affiliates	384,434	74,840
Federal income tax payable	3,029	-

Net cash provided by (used for) operating activities	(585)	2,543

Net increase (decrease) in cash and cash equivalents	(585)	2,543
Cash and cash equivalents at the beginning of period	1,542	508

Cash and cash equivalents at the end of period	$957	$3,051

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$-	$22,200

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

The year-end Balance Sheet at December 31, 2012, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 2.  REAL ESTATE ACTIVITY

On December 31, 2010 the Company acquired a subsidiary, ART Westwood FL, Inc. and purchased land from a related party.  Effective March 31, 2011 ART Westwood FL, Inc. changed its name to Kelly Lot Development, Inc. On December 31, 2010 the Company owned various parcels of undeveloped land which consist of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.  On April 1, 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  On November 30, 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.

During 2012, the Company determined that it could not obtain adequate funding to properly develop raw land parcels and entered into a contract to sell Kelly Lot Development, Inc., which held all the Company’s real estate holdings, effective April 1, 2012 to Tacco Financial, Inc. (“TFI”), a related party.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2013 was $7,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2013 and 2012. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2013 to the same period ended 2012.

We reported net income applicable to common shareholders of $26,848 for the three months ended March 31, 2013 as compared to a net loss to common shareholders of ($107,284) for the same period ended 2012.

The change from net loss to net income was primarily due to a decrease in interest expense as compared to 2012.  This decrease in interest expense was due to the land sales in 2012 to TFI, a related party.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.

There was no material change to our balance sheet at March 31, 2013.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
\

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

31.1*	Certification of Principal Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

______________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 10, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 10, 2013	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary