Form 10-Q
period 2013-06-30
FIRST EQUITY PROPERTIES INC
filed 2013-08-06
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) *.  ☑.  Yes  ☐   No.
* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at July 31, 2013)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 6.	Exhibits	10
SIGNATURES		11-14

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Notes receivable and accrued interest - affiliates	$2,698,112	$3,101,233
Cash and cash equivalents	765	1,542

Total assets	$2,698,877	$3,102,775

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,791,054	$1,787,307
Accounts payable - other	22,338	21,927
Accounts payable - affiliates	15,000	424,616
Total liabilities	1,828,392	2,233,850

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(516,773)	(518,333)

Total shareholders' equity	870,485	868,925

Total liabilities and shareholders' equity	$2,698,877	$3,102,775

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenue
Interest income	$60,024	$60,024	$119,388	$120,047
Other income	-	$-	-	$100
Total income	60,024	60,024	119,388	120,147

Operating Expenses
General and administrative	23,703	18,871	34,296	65,782
Legal and professional fees	28,155	9,600	29,731	19,909

Total operating expenses	51,858	28,471	64,027	85,691

Income (loss) before interest expense and taxes	8,166	31,553	55,361	34,456

Other income (expense)
Gain on sale	-	259,071	-	259,071
Interest expense	(36,481)	(17,511)	(53,800)	(127,698)

Income (loss) before income taxes	(28,315)	273,113	1,561	165,829

Income tax (expense) benefit	3,029	-	-	-

Net income (loss) applicable to common shareholders	$(25,286)	$273,113	$1,561	$165,829

Earnings (loss) per share	$(0.02)	$0.26	$-	$0.16

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2013
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2013	1,057,628	$10,576	$1,376,682	$(518,333)	$868,925
Net income (loss)	-	-	-	1,561	1,561
Balances at June 30, 2013	1,057,628	$10,576	$1,376,682	$(516,773)	$870,485

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$1,561	$165,829
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	-	(259,071)
(Increase) decrease in
Interest receivable - affiliates	(79,048)	(120,047)
Federal income tax receivable	-	-
Increase (decrease) in
Accounts payable - other	411	42,028
Accounts payable - affiliates	(42,500)	(15,000)
Interest payable - affiliates	(134,699)	-
Intercompany and interest payable - affiliates	53,799	127,698

Net cash provided by (used for) operating activities	(200,476)	(58,563)

Cash Flows from Investing Activities
Increase in investment in real estate	-	4,120,300
Notes receivable - affiliates	-	63,836

Net cash provided by (used for) investing activities	-	4,184,136

Cash Flows from Financing Activities
Notes payable - affiliates	(282,469)	(4,125,649)
Notes receivable - affiliates	482,168	-

Net cash provided by (used for) financing activities	199,699	(4,125,649)

Net increase (decrease) in cash and cash equivalents	(777)	(76)
Cash and cash equivalents at the beginning of period	1,542	508

Cash and cash equivalents at the end of period	$765	$432

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$-	$39,550
Cash paid for interest to affiliates	$134,699	$-

Non - cash items:
Change in Investment in RE from land sales	$-	$5,576,494
Debt assumed by purchaser	$-	$(4,120,300)

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. This agreement was revised effective April 1, 2013 and was increased from $2,500 to $5,000 per month.  The total expense of the six months ended June 30, 2013 was $22,500 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2013 and 2012. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended June 30, 2013 to the same period ended 2012.

We reported a net loss applicable to common shareholders of ($25,286) for the three months ended June 30, 2013 as compared to net income to common shareholders of $273,113 for the same period ended 2012.

The change from net income to net loss was primarily due to the recognition of a gain on sale due to the land sales in 2012 to TFI, a related party.

Comparison of the six months ended June 30, 2013 to the same period ended 2012.

We reported net income applicable to common shareholders of $1,561 for the six months ended June 30, 2013 as compared to net income to common shareholders of $165,829 for the same period ended 2012.

The decrease in net income was due to the recognition of a gain on sale and a decrease in interest expense due to the land sales in 2012 to TFI, a related party.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of June 30, 2013:

Our notes receivable and accrued interest – affiliates decreased due to payments received on interest on notes receivables.

Our accounts payable – affiliates decreased due to payments made on interest owed on notes payable and principal on the BCM note.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

_______________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: July 31, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: July 31, 2013	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary