Form 10-Q
period 2013-09-30
FIRST EQUITY PROPERTIES INC
filed 2013-11-12
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 6, 2013)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	September 30, 2013	December 31, 2012
Assets	(unaudited)
Notes receivable and accrued interest - affiliates	2,745,745	3,101,233
Cash and cash equivalents	316	1,542

Total assets	$2,746,061	$3,102,775

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,458,475	$1,787,307
Accounts payable - other	14,709	21,927
Accounts payable - affiliates	397,115	424,616
Total liabilities	1,870,299	2,233,850

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(511,496)	(518,333)

Total shareholders' equity	875,762	868,925

Total liabilities and shareholders' equity	$2,746,061	$3,102,775

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenue
Interest income	$60,683	$60,683	$180,071	$180,730
Other income	-	$-	-	$100

Total income	60,683	60,683	180,071	180,830

Operating Expenses
General and administrative	18,106	3,632	52,453	69,413
Legal and professional fees	2,715	7,801	32,445	27,710

Total operating expenses	20,821	11,433	84,898	97,123

Income (loss) before interest expense and taxes	39,862	49,250	95,173	83,707

Other income (expense)
Gain on sale	-	-	-	259,071
Interest expense	(34,535)	(17,703)	(88,336)	(145,402)

Income (loss) before income taxes	5,327	31,547	6,837	197,376

Income tax (expense) benefit	-	-	-	-

Net income (loss) applicable to common shareholders	$5,327	$31,547	$6,837	$197,376

Earnings (loss) per share	$0.01	$0.03	$0.01	$0.19

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2013
 (unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2013	1,057,628	$10,576	$1,376,682	$(518,333)	$868,925
Net income (loss)	-	-	-	6,837	6,837
Balances at September 30, 2013	1,057,628	$10,576	$1,376,682	$(511,496)	$875,762

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$6,837	$165,829
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	-	(259,071)
(Increase) decrease in
Interest receivable - affiliates	355,488	(120,047)
Increase (decrease) in
Accounts payable - other	(7,218)	42,028
Accounts payable - affiliates	(27,501)	(15,000)
Interest payable - affiliates	(46,363)	127,698

Net cash provided by (used for) operating activities	281,243	(58,563)

Cash Flows from Investing Activities
Increase in investment in real estate	-	4,120,300
Notes receivable - affiliates	-	63,836

Net cash provided by (used for) investing activities	-	4,184,136

Cash Flows from Financing Activities
Notes payable - affiliates	(282,469)	(4,125,649)

Net cash provided by (used for) financing activities	(282,469)	(4,125,649)

Net increase (decrease) in cash and cash equivalents	(1,226)	(76)
Cash and cash equivalents at the beginning of period	1,542	508

Cash and cash equivalents at the end of period	$316	$432

Supplemental disclosures of cash flow information:
Cash paid for interest to Adams Realty	$-	$39,550
Cash paid for interest to affiliates	$134,699	$-

Non - cash items:
Change in Investment in RE from land sales	$-	$5,576,494
Debt assumed by purchaser	$-	$(4,120,300)

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

Effective April 1, 2012, the Company sold 100% of the outstanding stock of its former subsidiary Kelly Lot Development, Inc., a Nevada corporation (formerly ART Westwood FL, Inc.) (“KLD”) to Tacco Financial, Inc., a Nevada corporation (“TFI”).  TFI’s only relationship with FEPI is that TFI loaned certain funds to FEPI in the past.  The consideration given by TFI for the purchase of the stock of KLD total $5,576,494 comprised of and paid by the cancellation of a note and interest thereon due to TFI from FEPI in the amount of $4,120,300, assumption by TFI of certain indebtedness to third parties aggregating $1,456,194 including a note issued by FEPI to Adams Realty, Inc. in the amount of $944,000 and the assumption of an obligation to pay accrued real estate taxes on certain land in the amount of $32,313.

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

NOTE 4.  NOTES RECEIVABLE AND ACCRUED INTEREST – AFFILIATE

Receivables from affiliates primarily consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  These notes came due December 31, 2011 and have been extended to December 31, 2013.  The Company received $482,168 in May 2013 for the past interest receivable balance at December 31, 2012.

	2013	2012
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,407,540	$2,407,540
Accrued interest – affiliates	180,071	482,168
Accounts receivable – affiliates	158,134	211,525

Total notes and accounts receivable – affiliates	$2,745,745	$3,101,233

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. This agreement was revised effective April 1, 2013 and was increased from $2,500 to $5,000 per month.  The total expense of the nine months ended September 30, 2013 was $37,500 which is included in General and Administrative expenses of the Consolidated Statement of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2013 and 2012. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Comparison of the three months ended September 30, 2013 to the same period ended 2012.

We reported net income applicable to common shareholders of $5,327 for the three months ended September 30, 2013 as compared to a net income to common shareholders of $31,547 for the same period ended 2012.

This decrease in net income was primarily due to higher administrative fees to Pillar as compared to the period ended 2012.

Comparison of the nine months ended September 30, 2013 to the same period ended 2012.

We reported net income applicable to common shareholders of $6,837 for the nine months ended September 30, 2013 as compared to a net income to common shareholders of $197,376 for the same period ended 2012.

This decrease in net income was primarily due to the recognition of a gain from the sale of the land parcels partially offset by the reduction in interest expense also due to the land sales in 2012.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.

 The following impacted our balance sheet as of September 30, 2013:

Our notes receivable and accrued interest – affiliates decreased due to payments received on interest on notes receivables.

Our accounts payable – affiliates decreased due to payments made on interest owed on notes payable and principal on the BCM note.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at September 30, 2013, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended    September 30, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 12, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 12, 2013	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary