Form 10-K
period 2013-12-31
FIRST EQUITY PROPERTIES INC
filed 2014-04-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2013 (the last business day of the Registrant’s most recently completed third fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant.

As of March 31, 2014, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO
ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	4-5
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	11
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	13
Item 14.	Principal Accounting Fees and Services	13

PART IV

Item 15.	Exhibits, Financial Statement Schedules	14-15
Signatures		16

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

Beginning in 1999 the principal source of revenue for the Company was interest income on notes receivable due from affiliated and/or related parties.  In 2010, the Company began engaging in the business of real estate investing, which resulted in purchases of land being held for development or sale.  All purchases were from related parties.  In June 2012, the Company determined that it could not obtain adequate funding to properly develop raw land parcels and entered into a contract to sell Kelly Lot Development effective April 1, 2012 to Tacco Financial, Inc. (“TFI”), a related party, for $5,576,494 comprised of $4,120,300 of debt reduction and the assumption of third party debt.  The transaction resulted in $259,071 of gain on sale.  With the disposition of Kelly Lot Development the Company no longer has any land holdings.

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

The Company continues to explore new business opportunities.

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

Our primary source of income is from affiliated entities. If any of these entities were to become insolvent or unable to pay their obligations, it could have a material adverse effect on our financial statements.

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The Company’s principal office is located at 1603 LBJ Freeway, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space.  The space is suitable and adequate for the purposes for which it is utilized.

ITEM 3.   LEGAL PROCEEDINGS

None.

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

As of December 31, 2013, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2013, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2013, are derived from the audited financial statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:

Revenues	$240,754	$241,514	$240,754	$240,754	$240,754

General and administrative	107,277	107,482	187,404	144,870	129,752
Other income	-	-	67,730	-	-
Income from continuing operations	133,477	134,032	121,080	95,884	111,002
Gain on sale	-	259,071	-	-	-
Interest expense	(122,870)	(170,478)	(355,720)	(70,866)	(70,236)
Income from discountinued operations	-	-	-	-	-
Income (loss) before taxes	10,607	222,625	(234,640)	25,018	40,766
Income tax benefit (expense)	-	-	-	(3,778)	(9,097)

Net income (loss) applicable to common shareholders	$10,607	$222,625	$(234,640)	$21,240	$31,669

Weighted average earnings per share:
Income from continuing operations	$0.01	$0.21	$(0.22)	$0.02	$0.03
Loss from discountinued operations	-	-	-	-	-
Net income loss applicable to common shareholders	$0.01	$0.21	$(0.22)	$0.02	$0.03

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;

Total Assets	$2,694,379	$3,102,775	$8,301,575	$6,523,341	$2,517,028
Total Liabilities	$1,814,847	$2,233,850	$7,655,275	$5,642,401	$1,657,328
Stockholders' Equity	$879,532	$868,925	$646,300	$880,940	$859,700

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

Results of Operations

FEPI’s sole source of income is from the interest received on affiliated receivables and its operating expenses are professional and administrative fees.

Results of operations for the year ended December 31, 2013 as compared to the same period ended 2012.

Net income decreased by $212,156 as compared to the year ended 2012.  This decrease is principally due to the recognition of a gain on the land sales to TFI, a related party in 2012.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from affiliated entities. At December 31, 2013, we had total assets of $2,694,379. Our overall liabilities have decreased as compared to prior year. The decrease in liabilities is due to the land sales to TFI, a related party. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2013 as compared to 2012 – The cash flow remained static as compared to the year ended 2012.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2013, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2012. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2011 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was based on criteria established in the framework Internal Control -Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2013 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	64	Director, President and Treasurer

Steven Shelley	31	Director, Vice President and Secretary

Daniel J. Moos, 64

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

Steven Shelley, 31

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

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2013, but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of April 1, 2014, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%
__________________
(1)	Based on 1,057,628 shares of common stock outstanding on March 31, 2014.

As of March 31, 2013, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 31, 2014.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2013 and 2012 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2013	2012
Audit fees	$23,250	$23,250
Audit related fees	-	-
Tax fees -preparation of corporate federal income tax returns	1,250	1,250
All other fees	-	-

Total	$24,500	$24,500

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of December 31, 2013 and 2012	19

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	20

Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2013, 2012 and 2011	21

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	22

Notes to Consolidated Financial Statements	23-27

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
____________________
*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: April 14, 2014	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	Director, President and Treasurer	April 14, 2014

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	April 14, 2014

FIRST EQUITY PROPERTIES, INC.
TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	18

Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012	19
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	20
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	21
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	22
Notes to Financial Statements	23-27

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Equity Properties, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of First Equity Properties, Inc. as of December 31, 2013, and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2013, and 2012 the results of its operations, changes in stockholder’s equity and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.
April 11, 2014
Richardson, Texas

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Receivables and accrued interest - affiliates	2,694,033	3,101,233
Cash and cash equivalents	346	1,542

Total assets	$2,694,379	$3,102,775

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,493,010	$1,787,307
Accounts payable - other	3,015	21,927
Accounts payable - affiliates	318,822	424,616
Total liabilities	1,814,847	2,233,850

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(507,726)	(518,333)

Total shareholders' equity	879,532	868,925

Total liabilities and shareholders' equity	$2,694,379	$3,102,775

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Revenue
Interest income - from affiliates	$240,754	$241,514	$240,754
Lease termination income - affiliate	-	$-	$67,730

Total income	240,754	241,514	308,484

Operating Expenses
General and administrative - affiliates	52,500	30,000	65,932
General and administrative	18,788	37,534	70,394
Legal and professional fees	35,989	39,948	51,078

Total operating expenses	107,277	107,482	187,404

Income (loss) before interest expense and taxes	133,477	134,032	121,080

Other income (expense)
Gain on sale - affiliate	-	259,071	-
Interest expense - affiliates	(122,870)	(135,129)	(306,197)
Interest expense	-	(35,349)	(49,523)

Income (loss) before income taxes	10,607	222,625	(234,640)

Income tax (expense) benefit	-	-	-

Net income (loss) applicable to common shareholders	$10,607	$222,625	$(234,640)

Earnings (loss) per share	$0.01	$0.21	$(0.22)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2011	1,057,628	$10,576	$1,376,682	$(506,318)	$880,940

Net income (loss)	-	-	-	(234,640)	(234,640)
Balances at December 31, 2011	1,057,628	10,576	1,376,682	(740,958)	646,300

Net income (loss)	-	-	-	222,625	222,625
Balances at December 31, 2012	1,057,628	10,576	1,376,682	(518,333)	868,925

Net income (loss)	-	-	-	10,607	10,607
Balances at December 31, 2013	1,057,628	$10,576	$1,376,682	$(507,726)	$879,532

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$10,607	$222,625	$(234,640)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	-	(259,071)	-
(Increase) decrease in
Amortization	-	7,372	5,814
Interest receivable - affiliates	241,413	(241,413)	(277,250)
Federal income tax receivable	-	-	636
Deferred tax asset	-	-	1,696
Increase (decrease) in
Accounts payable - other	(18,912)	(35,000)	4,361
Accounts payable - affiliates	(105,794)	130,203	819,935
Intercompany and interest payable - affiliates	(11,829)	70,428	244,577
Federal income taxes payable	-	-	(651)

Net cash provided by (used for) operating activities	115,485	(104,856)	565,129

Cash Flows from Investing Activities
Increase in investment in real estate	-	-	(979,880)
Notes receivable - affiliates	165,787	105,890	-

Net cash provided by (used for) investing activities	165,787	105,890	(979,880)

Cash Flows from Financing Activities
Financing costs	-	-	(84,892)
Notes payable - third party lender	-	-	500,000
Notes payable - affiliates	(282,468)	-	-

Net cash provided by (used for) financing activities	(282,468)	-	415,108

Net increase (decrease) in cash and cash equivalents	(1,196)	1,034	357
Cash and cash equivalents at the beginning of period	1,542	508	151

Cash and cash equivalents at the end of period	$346	$1,542	$508

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,699	$40,950	$-
Cash paid for income taxes	$-	$-	$-

Non - cash items:
Land acquisition financed by third party lender	$-	$-	$444,000
Land acquisition financed by affiliates	$-	$-	$-
Change in Investment in RE from land sales	$-	$5,576,494	$-
Debt assumed by purchaser	$-	$(4,120,300)	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 2010 through April 2012, the Company engaged in the business of investing in real estate and purchased land held for investment or sale.

Our current source of revenue consists of interest on notes receivables from affiliated entities. Any adverse conditions that could affect the financial condition of these entities, and specifically their ability to service debt obligation owed, could have a material effect on the financial statements.

Organization and Business

First Equity Properties, Inc. is Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue has been investments and interest on notes receivable.  The Company is currently in the business of real estate investing.  FEPI is a publicly traded company however, no trading marked presently exists for the shares of common stock and its value is therefore not determinable.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts, and our subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Effective December 31, 2010 the Company had a subsidiary, ART Westwood FL, Inc. and on March 31, 2011 changed its name to Kelly Lot Development, Inc.  On April 1, 2012 the Company sold Kelly Lot Development, Inc. to Tacco Financial, Inc. (“TFI”), a related party.

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

NOTE B -NOTES RECIEVABLE AND ACCRUED INTEREST – AFFILIATE

             Receivables from affiliates primarily consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.

	2013	2012
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,407,540	$2,407,540
Accrued interest – affiliates	240,754	482,168
Accounts receivable – affiliates	45,739	211,525

Total notes and accounts receivable – affiliates	$2,694,033	$3,101,233

NOTE C - LAND

On December 31, 2010 the Company owned various parcels of undeveloped land which consist of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.  On April 1, 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  On November 30, 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.  On April 1, 2012 the Company sold Kelly Lot Development, Inc., which held all of the Company’s investments in real estate, including all debt associated with the land to Tacco Financial, Inc. (“TFI”), a related party and realized a $259,071 gain on sale..

NOTE D -NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE
	2013	2012
Uncollateralized notes payable – affiliates
due on demand, interest at Prime + 1%, payable quarterly	$1,370,140	$1,652,609

Accrued interest and intercompany - affiliates	122,870	134,698

Total notes payable – affiliates	$1,493,010	$1,787,307

	Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter
Long term debt	$1,860,125	$-	$-	$1,860,125	$-	$-	$-
	$1,860,125	$-	$-	$1,860,125	$-	$-	$-

NOTE E -INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets.  The Company had ($12,882) in NOL carry forward from 2012 that it is utilizing in 2013.

          Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2013	2012	2011
Federal income tax at statutory rate per books	$10,607	$70,073	$(35,196)
Change in valuation allowance	-	-	35,196
Amortization	-	-	-
Net operating loss	(10,607)	(70,073)	-

Federal income tax per tax return	$-	$-	$-

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2013, 2012, and 2011 are subject to examination, by the IRS, generally for three years after they are filed.

NOTE F -FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable affiliate, notes receivable affiliate and accounts payable affiliate approximate fair value due to short-term maturities of these assets and liabilities.

NOTE G -COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE H -COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2013, 2012, and 2011, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE I -QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2013 and 2012.

	Year ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	12,169	51,858	20,821	22,428
Net income from continuing operations before taxes	47,195	8,166	39,862	38,255
Interest expense	17,318	36,481	34,535	34,536
Gain on sale	-	-	-	-
Income tax expense	3,029	(3,029)	-	-
Net income applicable to common shareholders	$26,848	$(25,286)	$5,327	$3,719

Earnings per share
Weighted average earnings per share applicable to common shares	$0.03	$(0.02)	$0.01	$-

	Year ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$60,124	$60,024	$60,683	$60,683
Operating expenses	57,220	28,471	11,433	17,731
Net income from continuing operations before taxes	2,904	31,553	49,250	42,952
Interest expense	110,188	17,511	17,703	17,703
Gain on sale	-	259,071	-	-
Income tax expense	-	-	-	-
Net income applicable to common shareholders	$(107,284)	$273,113	$31,547	$25,249

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.10)	$0.26	$0.03	$0.02

NOTE J -LEASES

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

NOTE K -RELATED PARTIES TRANSACTIONS

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

NOTE L –SUBSEQUENT EVENTS

In March 2014 the Company received a $500,000 payment made by Carmel Realty, Inc. and HRS Holdings, LLC to pay $240,754 for interest owed and $259,246 to pay down the principal on the notes and used those funds to pay down $269,000 of principal and $157,674 of interest on its notes to Gaywood Trust, RBA Partners, LTD, and Steller Aviation and $60,000 to Pillar for admin fees owed.  In April 2014 the Company received $45,739 for payment of the Regis Realty receivable.