Form 10-Q
period 2014-03-31
FIRST EQUITY PROPERTIES INC
filed 2014-05-15
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 9, 2014)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
	Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited)	4
	Statement of Shareholders’ Equity for the three months ended March 31, 2014 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Notes receivable and accrued interest - affiliates	2,251,195	2,694,033
Cash and cash equivalents	154,443	346

Total assets	$2,405,638	$2,694,379

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,251,141	$1,493,010
Accounts payable - other	-	3,015
Accounts payable - affiliates	277,802	318,822
Total liabilities	1,528,943	1,814,847

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(510,563)	(507,726)

Total shareholders' equity	876,695	879,532

Total liabilities and shareholders' equity	$2,405,638	$2,694,379

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2014	2013

Revenue
Interest income - from affiliates	$57,162	$59,364
Other income	-	$-

Total income	57,162	59,364

Operating Expenses
General and administrative - affiliates	15,000	7,500
General and administrative	2,083	3,093
Legal and professional fees	9,132	1,576

Total operating expenses	26,215	12,169

Income (loss) before interest expense and taxes	30,947	47,195

Other income (expense)
Interest expense - affiliates	(33,784)	(17,318)

Income (loss) before income taxes	(2,837)	29,877

Income tax expense	-	(3,029)

Net income (loss) applicable to common shareholders	$(2,837)	$26,848

Earnings (loss) per share	$-	$0.03

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2014
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2014	1,057,628	$10,576	$1,376,682	$(507,726)	$879,532
Net income (loss)	-	-	-	(2,837)	(2,837)
Balances at March 31, 2014	1,057,628	$10,576	$1,376,682	$(510,563)	$876,695

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(2,837)	$26,848
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	(57,162)	(48,849)
Increase (decrease) in
Accounts payable - other	(3,015)	(6,431)
Accounts payable - affiliates	15,623	(359,616)
Interest payable - affiliates	(179,512)	384,434
Federal income tax payable	-	3,029

Net cash provided by (used for) operating activities	(226,903)	(585)

Cash Flows from Financing Activities
Notes payable - affiliates	(119,000)	-
Notes receivable - affiliates	500,000	-

Net cash provided by (used for) financing activities	381,000	-

Net increase (decrease) in cash and cash equivalents	154,097	(585)
Cash and cash equivalents at the beginning of period	346	1,542

Cash and cash equivalents at the end of period	$154,443	$957

Supplemental disclosures of cash flow information:
Cash paid for interest on notes payable	$153,296	$-
Cash paid for principal on notes payable	$119,000	$-
Cash received for principal on notes receivable	$259,246	$-
Cash received for interest on notes receivable	$240,754	$-

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization

First Equity Properties, Inc. is Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue has been earnings on investments and interest on notes receivable.  Management of the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company.  Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.  FEPI’s common stock is publicly held however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

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

The year-end Balance Sheet at December 31, 2013, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – AFFILIATE

Receivables from affiliates primarily consist of two notes of $1,822,540 and $585,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.  The Company received $259,246 of principal and $240,754 of interest in March on these notes.

	2014	2013
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,148,294	$2,407,540
Accrued interest – affiliates	57,162	240,754
Accounts receivable – affiliates	45,739	45,739

Total notes and accounts receivable – affiliates	$2,251,195	$2,694,033

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE

	2014	2013
Uncollateralized notes payable – affiliates
due on demand, interest rate of 10%, payable quarterly	$1,251,141	$1,370,140

Accrued interest and intercompany - affiliates	-	122,870

Total notes payable – affiliates	$1,251,141	$1,493,010

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the three months ended March 31, 2014 was $15,000 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2014 and 2013. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2014 to the same period ended 2013.

We reported net loss applicable to common shareholders of ($2,837) for the three months ended March 31, 2014 as compared to a net income to common shareholders of $26,848 for the same period ended 2013.

The change from net income to net loss was primarily due to the increase in interest expense on notes payable due to an increase in the rate from 4.25% to 10%.  General and administrative – affiliates expenses increased due to an increase in administrative fees and legal and professional fees increased due to an increase in audit fees.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of March 31, 2014:

Our notes receivable and accrued interest – affiliates decreased due to payments received on principal and interest on notes receivables.

Our notes payable and accrued interest  – affiliates decreased due to payments made on principal and interest owed on notes payable.

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

(b)
Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2014	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary