Form 10-Q
period 2014-06-30
FIRST EQUITY PROPERTIES INC
filed 2014-08-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at July 31, 2014)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	3
	Statements of Operations for the six months ended June 30, 2014 and 2013 (unaudited)	4
	Statement of Shareholders’ Equity for the six months ended June 30, 2014 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9
Item 3.	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 6.	Exhibits	10
SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Notes receivable and accrued interest - affiliates	$2,259,016	$2,694,033
Cash and cash equivalents	874	346

Total assets	$2,259,890	$2,694,379

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,081,475	$1,493,010
Accounts payable - other	3,390	3,015
Accounts payable - affiliates	303,460	318,822
Total liabilities	1,388,325	1,814,847

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(515,693)	(507,726)

Total shareholders' equity	871,565	879,532

Total liabilities and shareholders' equity	$2,259,890	$2,694,379

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue
Interest income - affiliates	$53,560	$60,024	$110,722	$119,388

Total income	53,560	60,024	110,722	119,388

Operating Expenses
General and administrative - affiliates	15,000	15,000	30,000	30,000
General and administrative	3,872	8,703	5,954	4,296
Legal and professional fees	13,462	28,155	22,595	29,731

Total operating expenses	32,334	51,858	58,549	64,027

Income (loss) before interest expense and taxes	21,226	8,166	52,173	55,361

Other income (expense)
Interest expense - affiliates	(26,356)	(36,481)	(60,140)	(53,800)

Income (loss) before income taxes	(5,130)	(28,315)	(7,967)	1,561

Income tax (expense) benefit	-	3,029	-	-

Net income (loss) applicable to common shareholders	$(5,130)	$(25,286)	$(7,967)	$1,561

Earnings (loss) per share	$(0.01)	$(0.02)	$(0.01)	$-

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2014
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2014	1,057,628	$10,576	$1,376,682	$(507,726)	$879,532
Net income (loss)	-	-	-	(7,967)	(7,967)
Balances at June 30, 2014	1,057,628	$10,576	$1,376,682	$(515,693)	$871,565

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(7,967)	$1,561
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	130,032	(79,048)
Increase (decrease) in
Accounts payable - other	375	411
Accounts payable - affiliates	(15,362)	(42,500)
Interest payable - affiliates	(97,535)	(80,900)

Net cash provided by (used for) operating activities	9,543	(200,476)

Cash Flows from Investing Activities
Notes receivable - affiliates	304,985	482,168

Net cash provided by (used for) investing activities	304,985	482,168

Cash Flows from Financing Activities
Notes payable - affiliates	(314,000)	(282,469)

Net cash provided by (used for) financing activities	(314,000)	(282,469)
Net increase (decrease) in cash and cash equivalents	528	(777)
Cash and cash equivalents at the beginning of period	346	1,542

Cash and cash equivalents at the end of period	$874	$765

Supplemental disclosures of cash flow information:
Cash paid for interest to affiliates	$157,674	$-
Cash paid for principal on notes payable	$314,000	$282,469
Cash received for principal on notes receivable	$304,985	$-
Cash received for interest on notes receivable	$240,754	$482,168

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – AFFILIATE
Receivables from affiliates primarily consist of two notes with balances at June 30, 2014 of $1,625,513 and $522,781 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.  The Company received $304,985 of principal which includes $45,739 of other receivable and $240,754 of interest on these notes during the six months ending June 30, 2014.

	6-30-14	12-31-13
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,148,294	$2,407,540
Accrued interest – affiliates	110,722	240,754
Other receivable – affiliates	-	45,739

Total notes receivable – affiliates	$2,259,016	$2,694,033

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE

	2014	2013
Uncollateralized notes payable – affiliates
due on demand, interest rate of 10%, payable quarterly	$1,056,140	$1,370,140

Accrued interest and intercompany - affiliates	25,336	122,870

Total notes payable – affiliates	$1,081,476	$1,493,010

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the six months ended June 30, 2014 was $30,000 which is included in General and Administrative expenses of the Statement of Operations.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2014 and 2013. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended June 30, 2014 to the same period ended 2013.

We reported a net loss applicable to common shareholders of ($5,130) for the three months ended June 30, 2014 as compared to a net loss to common shareholders of ($25,286) for the same period ended 2013.

Comparison of the six months ended June 30, 2014 to the same period ended 2013.

We reported a net loss applicable to common shareholders of ($7,967) for the six months ended June 30, 2014 as compared to net income to common shareholders of $1,561 for the same period ended 2013.

The change to a net loss was due to less interest income being recognized in 2014 due to partial pay down of the notes receivables.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of June 30, 2014:

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 14, 2014	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary