Form 10-Q
period 2014-09-30
FIRST EQUITY PROPERTIES INC
filed 2014-11-06
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 5, 2014)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	3
	Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4
	Statement of Shareholders’ Equity for the nine months ended September 30, 2014 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 4.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	September 30, 2014	December 31, 2013
Assets	(unaudited)
Notes receivable and accrued interest - affiliates	2,313,165	2,694,033
Cash and cash equivalents	3,642	346

Total assets	$2,316,807	$2,694,379

Liabilities and Shareholders' Equity
Notes payable and accrued interest - affiliates	$1,108,096	$1,493,010
Accounts payable - other	3,244	3,015
Accounts payable - affiliates	337,460	318,822
Total liabilities	1,448,800	1,814,847

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(519,251)	(507,726)

Total shareholders' equity	868,007	879,532

Total liabilities and shareholders' equity	$2,316,807	$2,694,379

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue
Interest income - affiliates	$54,149	$60,683	$164,871	$180,071

Total income	54,149	60,683	164,871	180,071

Operating Expenses
General and administrative - affiliates	15,000	15,000	45,000	37,500
General and administrative	5,037	3,106	10,992	14,953
Legal and professional fees	11,049	2,715	33,643	32,445

Total operating expenses	31,086	20,821	89,635	84,898

Income (loss) before interest expense and taxes	23,063	39,862	75,236	95,173

Other income (expense)
Interest expense - affiliates	(26,621)	(34,535)	(86,761)	(88,336)

Income (loss) before income taxes	(3,558)	5,327	(11,525)	6,837

Income tax (expense) benefit	-	-	-	-

Net income (loss) applicable to common shareholders	$(3,558)	$5,327	$(11,525)	$6,837

Earnings (loss) per share	$-	$0.01	$(0.01)	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2014
 (unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2014	1,057,628	$10,576	$1,376,682	$(507,726)	$879,532
Net income (loss)	-	-	-	(11,525)	(11,525)
Balances at September 30, 2014	1,057,628	$10,576	$1,376,682	$(519,251)	$868,007

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$(11,525)	$6,837
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - affiliates	75,883	(126,680)
Increase (decrease) in
Accounts payable - other	229	(7,218)
Accounts payable - affiliates	18,638	(27,501)
Interest payable - affiliates	(70,914)	(46,363)

Net cash provided by (used for) operating activities	12,311	(200,925)

Cash Flows from Investing Activities
Notes receivable - affiliates	304,985	482,168

Net cash provided by (used for) investing activities	304,985	482,168

Cash Flows from Financing Activities
Notes payable - affiliates	(314,000)	(282,469)

Net cash provided by (used for) financing activities	(314,000)	(282,469)

Net increase (decrease) in cash and cash equivalents	3,296	(1,226)
Cash and cash equivalents at the beginning of period	346	1,542

Cash and cash equivalents at the end of period	$3,642	$316

Supplemental disclosures of cash flow information:
Cash paid for interest to affiliates	$157,674	$-
Cash paid for principal on notes payable	$314,000	$282,469
Cash received for principal on notes receivable	$304,985	$-
Cash received for interest on notes receivable	$240,754	$482,168

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – AFFILIATE

Receivables from affiliates primarily consist of two notes with balances at September 30, 2014 of $1,625,513 and $522,781 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.  The Company received $304,985 of principal which includes $45,739 of other receivable and $240,754 of interest on these notes during the nine months ending September 30, 2014.

	9-30-14	12-31-13
Notes receivable – affiliates
Unsecured, due on demand, interest rate of 10%, due monthly	$2,148,294	$2,407,540
Accrued interest – affiliates	164,871	240,754
Other receivable – affiliates	-	45,739

Total notes receivable – affiliates	$2,313,165	$2,694,033

Subsequent payments for principal and interest on notes receivable were received in October 2014 for $194,065.92 which make the notes and interest receivable balances current.

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – AFFILIATE

	2014	2013
Uncollateralized notes payable – affiliates
due on demand, interest rate of 10%, payable quarterly	$1,056,140	$1,370,140

Accrued interest and intercompany - affiliates	51,956	122,870

Total notes payable – affiliates	$1,108,096	$1,493,010

	Principal payments due by period
	Total	2014	2015	2016	2017	2018	therafter
Long term debt	$1,108,096	$51,956	$1,056,140	$-	$-	$-	$-
	$1,108,096	$51,956	$1,056,140	$-	$-	$-	$-

Subsequent payments for principal and interest on notes payable were paid in October 2014 totaling $251,956.75 which make the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the nine months ended September 30, 2014 was $45,000 which is included in General and Administrative expenses of the Statement of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period ended September 30, 2014 and has determined that there have been subsequent payments made in October 2014 for principal and interest on notes payable and receivable.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2014 and 2013. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended September 30, 2014 to the same period ended 2013.

We reported net loss applicable to common shareholders of ($3,558) for the three months ended September 30, 2014 as compared to a net income to common shareholders of $5,327 for the same period ended 2013.

Comparison of the nine months ended September 30, 2014 to the same period ended 2013.

We reported net loss applicable to common shareholders of ($11,525) for the nine months ended September 30, 2014 as compared to a net income to common shareholders of $6,837 for the same period ended 2013.

The change to a net loss was due to less interest income being recognized in 2014 due to partial pay down of the notes receivables.

Liquidity and Capital Resources

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of September 30, 2014:

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

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
_____________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 5, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 5, 2014	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary