Form 10-K
period 2014-12-31
FIRST EQUITY PROPERTIES INC
filed 2015-03-31
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 31, 2015, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO
ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	4-5
Item 1B.	Unresolved Staff Comments	6
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Mine Safety Disclosures	6

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	9

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	10
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11-12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accounting Fees and Services	12

PART IV

Item 15.	Exhibits, Financial Statement Schedules	13-14
Signatures		15

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

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on December 31, 2011, with interest payable monthly as it accrues. This loan has been extended to December 31, 2015.  Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

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

Our primary source of income is from related party entities. If any of these entities were to become insolvent or unable to pay their obligations, it could have a material adverse effect on our financial statements.

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

As of December 31, 2014, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2014, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.   SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2014, are derived from the audited financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:

Revenues	$218,524	$240,754	$241,514	$240,754	$240,754

General and administrative	112,619	107,277	107,482	187,404	144,870
Other income	-	-	-	67,730	-
Income from continuing operations	105,905	133,477	134,032	121,080	95,884
Gain on sale	-	-	259,071	-	-
Interest expense	(109,491)	(122,870)	(170,478)	(355,720)	(70,866)
Income from discountinued operations	-	-	-	-	-
Income (loss) before taxes	(3,586)	10,607	222,625	(234,640)	25,018
Income tax benefit (expense)	-	-	-	-	(3,778)

Net income (loss) applicable to common shareholders	$(3,586)	$10,607	$222,625	$(234,640)	$21,240

Weighted average earnings per share:
Income from continuing operations	$-	$0.01	$0.21	$(0.22)	$0.02
Loss from discountinued operations	-	-	-	-	-
Net income loss applicable to common shareholders	$(3,586)	$0.01	$0.21	$(0.22)	$0.02

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;

Total Assets	$2,174,528	$2,694,379	$3,102,775	$8,301,575	$6,523,341
Total Liabilities	$1,298,582	$1,814,847	$2,233,850	$7,655,275	$5,642,401
Stockholders' Equity	$875,946	$879,532	$868,925	$646,300	$880,940

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

Results of Operations

FEPI’s sole source of income is from the interest received on related party receivables and its operating expenses are professional and administrative fees.

Results of operations for the year ended December 31, 2014 as compared to the same period ended 2013.

The Company recognized a net loss of ($3,586) in 2014 compared to net income of $10,607 in 2013.  This change was primarily due to the decrease in the recognition of interest income from related parties due to some principal pay down partially offset by a decrease in the recognition of interest expense to related parties also due to some principal pay down on the notes.

Results of operations for the year ended December 31, 2013 as compared to the same period ended 2012.

Net income decreased by $212,018 as compared to the year ended 2012.  This decrease is principally due to the recognition of a gain on the land sales to TFI, a related party in 2012.

         A substantial asset concentration relates to notes receivables from related party entities which is the primary source of income consisting of interest on such receivables.  Any adverse conditions affecting the financial condition of any of these entities, specifically their ability to service the debt obligation owed, could have a severe adverse impact upon the financial statements of the Company.  However, as the entities are “related parties” to the Company, management of the Company is generally aware of the related parties’ financial condition. The entities are currently not in default on their obligations and management does not consider it necessary at this time to provide other financial information for such entities.  However, management of the Company is aware of the circumstances and any conditions that might impact the ability of such “related parties” to meet their respective obligations. Management of the Company considers the collectability of such obligations to not be a question at this time.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2014, we had total assets of $2,174,528. Our overall liabilities have decreased as compared to prior year. The decrease in liabilities is due to some pay down on the note principal. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2014 as compared to 2013 – The overall cash flow remained static as compared to the year ended 2013.  However, the Company received payment of some principal and interest on notes receivable and paid some principal and interest on notes payable during 2014.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2014, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2014 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2014 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	65	Director, President and Treasurer

Steven Shelley	32	Director, Vice President and Secretary

Daniel J. Moos, 65

Director, President and Treasurer of the Company since April 19, 2011.

Mr. Moos has been President (since April 2007) and Chief Executive Officer (since March 2010) of American Realty Investors, Inc., a Nevada corporation (“ARL”) which has its common stock listed on the New York Stock Exchange, Inc. (“NYSE”), Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) which also has its common stock listed on the NYSE and Income Opportunity Realty Investors, Inc., a Nevada corporation (“IOT”) which has its common stock listed on the NYSE MKT.  Since April 30, 2011 Mr. Moos is also President of Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”).  Mr. Moos is the Principal Executive Officer of the Company.

Steven Shelley, 32

Director, Vice President and Secretary of the Company since December 29, 2010.

Since April 2011 Mr. Shelley is employed by Pillar.  Prior thereto and for more than five years he was employed by Prime Income Asset Management LLC (“Prime”).  He is also (since May 2006) a Vice President of ARL, TCI and IOT.  Mr. Shelley is the Principal Financial Officer of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2014, but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

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

ITEM 11.   EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 31, 2015, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%
_________________
(1)	Based on 1,057,628 shares of common stock outstanding on March 31, 2015.

As of March 31, 2015, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

_________________
(a)	Based on 1,057,628 shares of common stock outstanding on March 31, 2015.
(b)
Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares.   Messrs. Moos and Shelley are the only officers of Nevada Sea Investments, Inc.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2014 and 2013 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2014	2013
Audit fees	$33,306	$30,305
Audit related fees	-	-
Tax fees -preparation of corporate federal income tax returns	1,500	1,500
All other fees	-	-

Total	$34,806	$31,805

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM  15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2014 and 2013	18

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	19

Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 2014, 2013 and 2012	20

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	21

Notes to Consolidated Financial Statements	22-26

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

14	Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31.1* 31.2*	Certification of Principal Executive Officer. Certification of Principal Financial and Accounting Officer.

32.1*	Rule 1350 Certification by Principal Executive Officer and Principal Financial and Accounting Officer.
________________
*	filed herewith

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 31, 2015	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	Director, President and Treasurer	March 31, 2015

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	March 31, 2015

FIRST EQUITY PROPERTIES, INC.
TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	17

Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013	18
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	19
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	20
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	21
Notes to Financial Statements	22-26

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Equity Properties, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of First Equity Properties, Inc. as of December 31, 2014, and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2014, and 2013 the results of its operations, changes in stockholder’s equity and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ SWALM & ASSOCIATES, P.C.

SWALM & ASSOCIATES, P.C.
March 30, 2015
Richardson, Texas

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets
Receivables and accrued interest - related parties	2,172,752	2,694,033
Cash and cash equivalents	1,776	346

Total assets	$2,174,528	$2,694,379

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$877,850	$1,493,010
Accounts payable - other	3,177	3,015
Accounts payable - related parties	417,555	318,822
Total liabilities	1,298,582	1,814,847

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(511,312)	(507,726)

Total shareholders' equity	875,946	879,532

Total liabilities and shareholders' equity	$2,174,528	$2,694,379

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Revenue
Interest income - from related parties	$218,524	$240,754	$241,514
Total income	218,524	240,754	241,514

Operating Expenses
General and administrative - related parties	60,000	52,500	30,000
General and administrative	14,356	18,788	37,534
Legal and professional fees	38,263	35,989	39,948
Total operating expenses	112,619	107,277	107,482

Income (loss) before interest expense and taxes	105,905	133,477	134,032

Other income (expense)
Gain on sale - related parties	-	-	259,071
Interest expense - related parties	(109,491)	(122,870)	(135,129)
Interest expense	-	-	(35,349)

Income (loss) before income taxes	(3,586)	10,607	222,625

Income tax (expense) benefit	-	-	-

Net income (loss) applicable to common shareholders	$(3,586)	$10,607	$222,625

Earnings (loss) per share	$-	$0.01	$0.21

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2014, 2013 and 2012

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2012	1,057,628	$10,576	$1,376,682	$(740,958)	$646,300

Net income (loss)	-	-	-	222,625	222,625
Balances at December 31, 2012	1,057,628	10,576	1,376,682	(518,333)	868,925

Net income (loss)	-	-	-	10,607	10,607
Balances at December 31, 2013	1,057,628	10,576	1,376,682	(507,726)	879,532

Net income (loss)	-	-	-	(3,586)	(3,586)
Balances at December 31, 2014	1,057,628	$10,576	$1,376,682	$(511,312)	$875,946

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$(3,586)	$10,604	$222,625
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
Gain on sale	-	-	(259,071)
(Increase) decrease in
Amortization	-	-	7,372
Interest receivable - related parties	187,102	241,413	(241,413)
Increase (decrease) in
Accounts payable - other	162	(18,912)	(35,000)
Accounts payable - affiliates	98,733	(105,794)	130,203
Intercompany and interest payable - related parties	(101,160)	(11,829)	70,428
Federal income taxes payable	-	-	-

Net cash provided by (used for) operating activities	181,251	115,485	(104,856)

Cash Flows from Investing Activities
Notes receivable - related parties	334,179	165,787	105,890

Net cash provided by (used for) investing activities	334,179	165,787	105,890

Cash Flows from Financing Activities
Notes payable - related parties	(514,000)	(282,468)	-

Net cash provided by (used for) financing activities	(514,000)	(282,468)	-

Net increase (decrease) in cash and cash equivalents	1,430	(1,196)	1,034
Cash and cash equivalents at the beginning of period	346	1,542	508

Cash and cash equivalents at the end of period	$1,776	$346	$1,542

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$210,650	$-	$40,950
Cash received for interest on notes receivable	$405,625	$482,168	$-

Non - cash items:
Change in Investment in RE from land sales	$-	$-	$5,576,494
Debt assumed by purchaser	$-	$-	$(4,120,300)

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 2010 through April 2012, the Company engaged in the business of investing in real estate and purchased land held for investment or sale.

Our current source of revenue consists of interest on notes receivables from related party entities. Any adverse conditions that could affect the financial condition of these entities, and specifically their ability to service debt obligation owed, could have a material effect on the financial statements.

Organization and Business

First Equity Properties, Inc. is a Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue is currently investments and interest on notes receivable.  The Company is currently in the business of real estate investing.  FEPI is a publicly traded company however, no trading marked presently exists for the shares of common stock and its value is therefore not determinable.

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

NOTE B -NOTES RECIEVABLE AND ACCRUED INTEREST – RELATED PARTIES

             Receivables from related parties primarily consist of two notes of $1,613,291 and $505,808 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.

	2014	2013
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,119,099	$2,407,540
Accrued interest – related parties	53,653	240,754
Accounts receivable – related parties	-	45,739

Total notes and accounts receivable – related parties	$2,172,752	$2,694,033

A subsequent payment for principal and interest on notes receivable was received in March 2015 for $72,752.12 which makes the notes and interest receivable balances current.

NOTE C - LAND

On December 31, 2010 the Company owned various parcels of undeveloped land which consist of approximately 7.53 acres of Kelly Lots Land located in Farmers Branch, TX, approximately 6.916 acres of Vineyard Land located in Grapevine, TX and approximately 5.618 acres and 6.25 acres of Nashville Land located in Nashville, TN all purchased from a related party.  On April 1, 2011 the Company purchased approximately 3.028 acres of Seminary West Land located in Fort Worth, Texas and 6.796 acres of Travis Ranch Land located in Kaufman County, Texas from a related party.  On November 30, 2011 the Company purchased approximately 23.237 acres known as Cooks Lane located in Fort Worth, TX from a related party.  On April 1, 2012 the Company sold Kelly Lot Development, Inc., which held all of the Company’s investments in real estate, including all debt associated with the land to Tacco Financial, Inc. (“TFI”), a related party and realized a $259,071 gain on sale.

NOTE D -NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2014	2013
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$856,140	$1,370,140

Accrued interest and intercompany – related parties	21,710	122,870

Total notes payable – related parties	$877,850	$1,493,010

	Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter
Long term debt	$877,850	$21,710	$856,140	$-	$-	$-	$-
	$877,850	$21,710	$856,140	$-	$-	$-	$-

NOTE E -INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets.  The Company had ($12,882) in NOL carry forward from 2012 that it utilized in 2013.

          Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2014	2013	2012
Federal income tax at statutory rate per books	$(538)	$10,607	$70,073
Change in valuation allowance	538	-	-
Net operating loss	-	(10,607)	(70,073)
Federal income tax per tax return	$-	$-	$-

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2014, 2013, and 2012 are subject to examination, by the IRS, generally for three years after they are filed.

NOTE F -FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable related parties, notes receivable related parties and accounts payable related parties approximate fair value due to short-term maturities of these assets and liabilities.

NOTE G -COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE H -COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2014, 2013, and 2012, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE I -QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2014 and 2013.

	Year ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$57,162	$53,560	$54,149	$53,653
Operating expenses	26,215	32,334	31,086	22,984
Net income from continuing operations before taxes	30,947	21,226	23,063	30,669
Interest expense	33,784	26,356	26,621	22,730
Income tax expense	-	-	-	-
Net income applicable to common shareholders	$(2,837)	$(5,130)	$(3,558)	$7,939

Earnings per share
Weighted average earnings per share applicable to common shares	$-	$-	$-	$0.01

	Year ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$59,364	$60,024	$60,683	$60,683
Operating expenses	12,169	51,858	20,821	22,428
Net income from continuing operations before taxes	47,195	8,166	39,862	38,255
Interest expense	17,318	36,481	34,535	34,536
Income tax expense	3,029	(3,029)	-	-
Net income applicable to common shareholders	$26,848	$(25,286)	$5,327	$3,719

Earnings per share
Weighted average earnings per share applicable to common shares	$0.03	$(0.02)	$0.01	$-

NOTE J -RELATED PARTIES TRANSACTIONS

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

NOTE K –SUBSEQUENT EVENTS

              The Company has evaluated subsequent events through March 31, 2015, the date the financial statements were available to be issued, and has determined that there has been a subsequent payment received in March 2015 for principal and interest on notes receivable.