Form 10-Q
period 2015-03-31
FIRST EQUITY PROPERTIES INC
filed 2015-05-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 13, 2015)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
Assets	(unaudited)
Notes receivable and accrued interest - related parties	2,152,090	2,172,752
Cash and cash equivalents	1,207	1,776

Total assets	$2,153,297	$2,174,528

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$837,149	$877,850
Accounts payable - other	18,848	3,177
Accounts payable - related parties	426,554	417,555
Total liabilities	1,282,551	1,298,582

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(516,512)	(511,312)

Total shareholders' equity	870,746	875,946

Total liabilities and shareholders' equity	$2,153,297	$2,174,528

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2015	2014

Revenue
Interest income - from related parties	$52,090	$57,162

Total income	52,090	57,162

Operating Expenses
General and administrative - related parties	15,000	15,000
General and administrative	4,896	2,083
Legal and professional fees	15,602	9,132

Total operating expenses	35,498	26,215

Income (loss) before interest expense and taxes	16,592	30,947

Other income (expense)
Interest expense - related parties	(21,792)	(33,784)

Income (loss) before income taxes	(5,200)	(2,837)

Income tax expense	-	-

Net income (loss) applicable to common shareholders	$(5,200)	$(2,837)

Earnings (loss) per share	$(0.01)	$-

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2015
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2015	1,057,628	$10,576	$1,376,682	$(511,312)	$875,946
Net income (loss)	-	-	-	(5,200)	(5,200)
Balances at March 31, 2015	1,057,628	$10,576	$1,376,682	$(516,512)	$870,746

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$(5,200)	$(2,837)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	1,562	(57,162)
Increase (decrease) in
Accounts payable - other	15,671	(3,015)
Accounts payable - related parties	8,999	15,623
Interest payable - related parties	(936)	(179,512)
Federal income tax payable	-	-

Net cash provided by (used for) operating activities	20,096	(226,903)

Cash Flows from Investing Activities
Notes receivable - related parties	19,100	500,000

Net cash provided by (used for) investing activities	19,100	500,000

Cash Flows from Financing Activities
Notes payable - related parties	(39,765)	(119,000)

Net cash provided by (used for) financing activities	(39,765)	(119,000)

Net increase (decrease) in cash and cash equivalents	(569)	154,097
Cash and cash equivalents at the beginning of period	1,776	346

Cash and cash equivalents at the end of period	$1,207	$154,443

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$22,730	$157,674
Cash received for interest on notes receivable	$53,653	$240,754

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

The year-end Balance Sheet at December 31, 2014, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Cost capitalization

Costs related to planning and developing a project are capitalized and classified as Real Estate development costs in the Consolidated Balance Sheets. We capitalized certain operating expenses until development is substantially complete, but no later than one year from the cessation of major development activity.

Newly issued accounting pronouncements

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operation

NOTE 2.  FEDERAL INCOME TAXES

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,600,000 and $500,000 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2015.  A payment was received in March 2015 for $72,752.12 which paid the remaining interest balance due in 2014 and some principal on these notes.

	2015	2014
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,100,000	$2,119,099
Accrued interest – related parties	52,090	53,653

Total notes and accounts receivable – related parties	$2,152,090	$2,172,752

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2015	2014
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$856,140

Accrued interest and intercompany – related parties	20,773	21,710

Total notes payable – related parties	$837,149	$877,850

	Principal and interest payments due by period
	Total	2015	2016	2017	2018	2019	therafter
Long term debt	$837,149	$837,149	$-	$-	$-	$-	$-

	$837,149	$837,149	$-	$-	$-	$-	$-

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the three months ended March 31, 2015 was $15,000 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period ended March 31, 2015 and has determined there have been none.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2015 and 2014. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2015 to the same period ended 2014.

We reported net loss applicable to common shareholders of ($5,200) for the three months ended March 31, 2015 as compared to a net loss to common shareholders of ($2,837) for the same period ended 2014.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of March 31, 2015:

Our notes receivable and accrued interest – related parties decreased due to payments received on principal on the notes receivables.

Our notes payable and accrued interest – related parties decreased due to payments made on principal on notes payables.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the   Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2015 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)
Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: May 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 13, 2015	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary