Form 10-Q
period 2015-06-30
FIRST EQUITY PROPERTIES INC
filed 2015-08-13
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at July 31, 2015)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited)	4
	Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Notes receivable and accrued interest - related parties	$2,204,446	$2,172,752
Cash and cash equivalents	7,102	1,776

Total assets	$2,211,548	$2,174,528

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$857,501	$877,850
Accounts payable - other	661	3,177
Accounts payable - related parties	482,038	417,555
Total liabilities	1,340,200	1,298,582

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(515,910)	(511,312)

Total shareholders' equity	871,348	875,946

Total liabilities and shareholders' equity	$2,211,548	$2,174,528

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Revenue
Interest income - related parties	$52,356	$53,560	$104,446	$110,722

Total income	52,356	53,560	104,446	110,722

Operating Expenses
General and administrative - related parties	15,000	15,000	30,000	30,000
General and administrative	2,776	3,872	7,672	5,954
Legal and professional fees	13,625	13,462	29,227	22,595

Total operating expenses	31,401	32,334	66,899	58,549

Income (loss) before interest expense and taxes	20,955	21,226	37,547	52,173

Other income (expense)
Interest expense - related parties	(20,353)	(26,356)	(42,145)	(60,140)

Income (loss) before income taxes	602	(5,130)	(4,598)	(7,967)

Income tax (expense) benefit	-	-	-	-

Net income (loss) applicable to common shareholders	$602	$(5,130)	$(4,598)	$(7,967)

Earnings (loss) per share	$-	$(0.01)	$-	$(0.01)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2015
(unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2015	1,057,628	$10,576	$1,376,682	$(511,312)	$875,946
Net income (loss)	-	-	-	(4,598)	(4,598)
Balances at June 30, 2015	1,057,628	$10,576	$1,376,682	$(515,910)	$871,348

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$(4,598)	$(7,967)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	(50,794)	130,032
Increase (decrease) in
Accounts payable - other	(2,516)	375
Accounts payable - related parties	64,483	(15,362)
Interest payable - related parties	19,416	(97,535)

Net cash provided by (used for) operating activities	25,991	9,543

Cash Flows from Investing Activities
Notes receivable - related parties	19,100	304,985
Net cash provided by (used for) investing activities	19,100	304,985

Cash Flows from Financing Activities
Notes payable - related parties	(39,765)	(314,000)
Net cash provided by (used for) financing activities	(39,765)	(314,000)
Net increase (decrease) in cash and cash equivalents	5,326	528
Cash and cash equivalents at the beginning of period	1,776	346

Cash and cash equivalents at the end of period	$7,102	$874

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$22,730	$157,674
Cash received for interest on notes receivable	$53,653	$240,754

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

	2015	2014
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,100,000	$2,119,099
Accrued interest – related parties	104,446	53,653

Total notes and accounts receivable – related parties	$2,204,446	$2,172,752

A subsequent payment for principal and interest on notes receivable was received in July 2015 for $150,000 which makes the notes and interest receivable balances current.

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES
	2015	2014
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$856,140

Accrued interest and intercompany – related parties	41,125	21,710

Total notes payable – related parties	$857,501	$877,850

	Principal and interest payments due by period
	Total	2015	2016	2017	2018	2019	therafter
Long term debt	$857,501	$857,501	$-	$-	$-	$-	$-

	$857,501	$857,501	$-	$-	$-	$-	$-

Subsequent payments for interest on notes payable were paid in July 2015 totaling $41,126 which make the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the six months ended June 30, 2015 was $30,000 which is included in General and Administrative expenses of the Consolidated Statements of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 30, 2015, the date the financial statements were available to be issued, and has determined that there have been subsequent payments made in July 2015 for principal and interest on notes payable and notes receivable.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2015 and 2014. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended June 30, 2015 to the same period ended 2014.

We reported net income applicable to common shareholders of $602 for the three months ended June 30, 2015 as compared to a net loss to common shareholders of ($5,130) for the same period ended 2014.  The change from net loss to net income is due to the decrease in interest expense due to the reduction in note principal.

Comparison of the six months ended June 30, 2015 to the same period ended 2014.

We reported a net loss applicable to common shareholders of ($4,598) for the six months ended June 30, 2015 as compared to a net loss to common shareholders of ($7,967) for the same period ended 2014.  The decrease in net loss is due to the decrease in interest expense as a result of the reduction in note principal partially offset by an increase in legal and professional fees.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of June 30, 2015:

Our notes receivable and accrued interest – related parties increased due to payments not yet received for interest on notes receivables.

Our notes payable and accrued interest – related parties decreased due to payments made on principal and interest owed on notes payable.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the   Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2015 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
________________________
*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 13, 2015	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary