Form 10-K
period 2015-12-31
FIRST EQUITY PROPERTIES INC
filed 2016-03-29
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant's Telephone Number, including area code (469) 522-4200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant.
As of March 22, 2016, there were 1,057,628 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX TO
ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	4-5
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Mine Safety Disclosures	5

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	7
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	8-9
Item 8.	Financial Statements and Supplementary Data	9
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	9

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	10
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Principal Accounting Fees and Services	12

PART IV

Item 14.	Exhibits, Financial Statement Schedules	13-14
Signatures		15

PART I
Forward-Looking Statements
This report of First Equity Properties, Inc. may contain forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding any future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for the future operations. Forward-looking statements may be identified by the words such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend" and "continue" or the negative of these terms and include the assumptions that underlie such statements. Actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties and other factors that might cause such differences, some of which could be material, including but not limited to economic and other market conditions, financing risks (such as the inability to obtain debt or equity financing on favorable terms), the level and volatility of interest rates, as well as other risks identified in this report, including those set forth in the section entitled Part I, Item 1A. "Risk Factors." All forward-looking statements in this report are based on information available to management as of the date hereof, and management assumes no obligation to update any such statements. The information in this report should be read in conjunction with the financial statements and notes thereto included in this report.
ITEM 1. BUSINESS
As used herein, the terms ("FEPI", "we", "us", "our", or "the Company") refer to First Equity Properties, Inc. a Nevada corporation organized on December 19, 1996.   FEPI is the successor-in-interest to WESPAC Investors Trust III, a California real estate investment trust ("WESPAC") originally established August 22, 1983.   The Company's fiscal year ends December 31 of each year.
Prior to January 1, 1997, the Company's business consisted of the management and operation of three motel properties in the Spokane, Washington area.  During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries, engaged in property, and real estate brokerage services.   Between October 1999 and May 2004, the Company and its subsidiaries conducted no substantial business, but remained available to engage in property management and real estate brokerage activities.
Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation ("Carmel") and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership ("CRSL") for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on December 31, 2011, with interest payable monthly as it accrues. This loan has been extended to December 31, 2015.  Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.
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
Certain provisions of the Articles of Incorporation, Bylaws and Nevada law could, together or separately, discourage, delay or prevent a third party from acquiring the Company, even if doing so might benefit stockholders. The provisions may also affect the price investors might be able to receive for their shares of the Company's common stock. Examples of these provisions are:
•	The right of our Board of Directors to issue preferred stock with rights and privileges, which are senior to the common stock, without prior stockholder approval.
•	Certain limitations upon the stockholders to make, adopt, alter, amend, change, or repeal the Bylaws of the Corporation except by a vote of 66 2/3% of the holders of record of shares outstanding.
•	So-called business combination "control" requirements when the combination involves the Company and a person that beneficially owns 20% or more of the outstanding common stock, except under certain circumstances.
In addition, while one entity is currently the owner of approximately 75% of the issued and outstanding common stock, the likelihood of any offer to acquire a significant position in the Company's common stock is remote.
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
Management has established the operating policies and procedures of the Company, which may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of any such changes may adversely affect future operations. The Company's business is conducted so as not to become a regulated investment company under the Investment Company Act, which exempt entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate".
The Company's primary source of income is from affiliated entities.
Our primary source of income is from related party entities. If any of these entities were to become insolvent or unable to pay their obligations, it could have a material adverse effect on our financial statements.

ITEM 1.B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.   PROPERTIES
The Company's principal office is located at 1603 LBJ Freeway, Suite 300, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space.  The space is suitable and adequate for the purposes for which it is utilized.
ITEM 3.   LEGAL PROCEEDINGS
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Pursuant to the requirements of NRS 78.2055, on June 7, 2004, the members of the Board of Directors of the Company proposed and recommended to the stockholders a reverse-split on a 1-for-10 basis of the shares of Common Stock, par value $0.01 per share without any adjustment to the par value per share and without any reduction in the authorized number of shares of Common Stock at the same par value. The recommendation was submitted to the holder of approximately 75% of the outstanding Common Stock, Nevada Sea Investments, Inc. ("Nevada Sea"), which executed a written consent dated June 8, 2004, pursuant to NRS 78.320 adopting and approving the 1-for-10 reverse stock-split of the shares of Common Stock without any change in the par value and without any reduction in the authorized number of shares of Common Stock of the Company pursuant to the Articles of Incorporation. The 1-for-10 reverse stock split was ultimately effective July 12, 2004, following the distribution of an Information Statement on Schedule 14C to the other stockholders of the Company, and following the filing of an amendment to the Certificate of Incorporation of the Company with the Secretary of State of Nevada. The CUSIP Number for the post-split shares is 320097-20-7.
Under the approved action, based upon the 10,570,944 old shares outstanding on the effective date of July 12, 2004, the 1-for-10 reverse stock-split decreased the number of outstanding shares by approximately 90% which, after giving effect to an upward adjustment or "rounding up" for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock-split did not adversely affect any stockholder's proportionate equity interest in the Company, subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea. Each post-split share continues to be entitled to one vote, as was the case with each outstanding old share.
In connection with the implementation of a 1-for-10 reverse stock-split, no certificate or script representing any fractional share interest was issued, but a holder of the old shares received in lieu of any fraction of a post-split share to which the holder would otherwise have been entitled a single, whole post-split share on a "rounding up" basis without regard to any price. The result of this "rounding up" process increased slightly the holdings of those stockholders who held a number of old shares which were not evenly divisible by ten, resulting in an increase of 534 shares.
FEPI's old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United States Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System ("NASDAQ"). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of FEPI as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock split
No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of FEPI as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock split.
As of December 31, 2015, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.
During the three years ended December 31, 2015, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
The selected historical financial data presented below for the five fiscal years ended December 31, 2015, are derived from the audited financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:

Revenues	$208,012	$218,524	$240,754	$241,514	$240,754

General and administrative	113,142	112,619	107,277	107,482	187,404
Other income	-	-	-	-	67,730
Income from continuing operations	94,870	105,905	133,477	134,032	121,080
Gain on sale	-	-	-	259,071	-
Interest expense	(83,300)	(109,491)	(122,870)	(170,478)	(355,720)

Income (loss) before taxes	11,570	(3,586)	10,607	222,625	(234,640)
Income tax benefit (expense)	-	-	-	-	-

Net income (loss) applicable to common shareholders	$11,570	$(3,586)	$10,607	$222,625	$(234,640)

Weighted average earnings per share:
Income from continuing operations	$0.01	$-	$0.01	$0.21	$(0.22)
Loss from discountinued operations	-	-	-	-	-
Net income loss applicable to common shareholders	$0.01	$-	$0.01	$0.21	$(0.22)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;

Total Assets	$2,107,096	$2,174,528	$2,694,379	$3,102,775	$8,301,575
Total Liabilities	$1,219,580	$1,298,582	$1,814,847	$2,233,850	$7,655,275
Stockholders' Equity	$887,516	$875,946	$879,532	$868,925	$646,300

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Results of Operations
FEPI's sole source of income is from the interest received on related party receivables and its operating expenses are professional and administrative fees.
Results of operations for the year ended December 31, 2015 as compared to the same period ended 2014.
The Company recognized net income of $11,570 in 2015 compared to a net loss of ($3,586) in 2014.  This change was primarily due to a decrease in the recognition of interest expense to related parties due to principal pay down on the notes partially offset by a decrease in the recognition of interest income from related parties due to some principal pay down.

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
         A substantial asset concentration relates to notes receivables from related party entities which is the primary source of income consisting of interest on such receivables.  Any adverse conditions affecting the financial condition of any of these entities, specifically their ability to service the debt obligation owed, could have a severe adverse impact upon the financial statements of the Company.  However, as the entities are "related parties" to the Company, management of the Company is generally aware of the related parties' financial condition. The entities are currently not in default on their obligations and management does not consider it necessary at this time to provide other financial information for such entities.  However, management of the Company is aware of the circumstances and any conditions that might impact the ability of such "related parties" to meet their respective obligations. Management of the Company considers the collectability of such obligations to not be a question at this time.
Financial Condition, Capital Resources and Liquidity
General
Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2015, we had total assets of $2,107,096. Our overall liabilities have decreased as compared to prior year. The decrease in liabilities is due to some pay down on the note principal. We feel that our cash from operations is sufficient to provide for our current cash flow needs.
Cash flow analysis
The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.
2015 as compared to 2014 – The overall cash flow remained static as compared to the year ended 2014.  The Company received payment of some principal and interest on notes receivable and paid some principal and interest on notes payable during 2015.
2014 as compared to 2013 – The overall cash flow remained static as compared to the year ended 2013.  However, the Company received payment of some principal and interest on notes receivable and paid some principal and interest on notes payable during 2014.
Contractual obligations
We do not have any further contractual obligations and commitments in regards to payments of operating leases.
Environmental Matters
Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs, relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where any property-level manager in the employee of a subsidiary of the Company may have arranged for the removal, disposal or treatment of hazardous or toxic substances. Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on the Company's business, assets, or results of operations.
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

Based upon the Company's market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2015, the Company has determined that there was no material market risk exposure to the Company's financial position, results of operations or cash flows as of such date.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2015 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the period ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There has been no change in the Registrant's internal control over financial reporting during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The business affairs of the Company are managed by, or under the direction of, the Board of Directors. The Board of Directors are responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to insure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors and the last count of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust.  The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at an annual meeting of stockholders or appointed by the Company's incumbent Board of Directors.
The two current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more.  A vacancy currently exists on the Board of Directors.
The names, ages and positions of the directors as of December 31, 2015 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	66	Director, President and Treasurer

Steven Shelley	33	Director, Vice President and Secretary

Daniel J. Moos, 66
Director, President and Treasurer of the Company since April 19, 2011.
Mr. Moos has been President (since April 2007) and Chief Executive Officer (since March 2010) of American Realty Investors, Inc., a Nevada corporation ("ARL") which has its common stock listed on the New York Stock Exchange, Inc. ("NYSE"), Transcontinental Realty Investors, Inc., a Nevada corporation ("TCI") which also has its common stock listed on the NYSE and Income Opportunity Realty Investors, Inc., a Nevada corporation ("IOT") which has its common stock listed on the NYSE MKT.  Since April 30, 2011 Mr. Moos is also President of Pillar Income Asset Management, Inc., a Nevada corporation ("Pillar").  Mr. Moos is the Principal Executive Officer of the Company.
Steven Shelley, 33
Director, Vice President and Secretary of the Company since December 29, 2010.
Since April 2011 Mr. Shelley is employed by Pillar.  Prior thereto and for more than five years he was employed by Prime Income Asset Management LLC ("Prime").  He is also (since May 2006) a Vice President of ARL, TCI and IOT.  Mr. Shelley is the Principal Financial Officer of the Company.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers
The Company's Board of Directors held no formal meetings in 2015, but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.
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
Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2015.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The Company's voting securities consist of the shares of common stock, par value $0.01 per share. As of March 22, 2015, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 22, 2016.
As of March 22, 2016, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 22, 2016.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares. Messrs. Moos and Shelley are the only officers of Nevada Sea Investments, Inc.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2015 and 2014 by FEPI's principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2015	2014
Audit fees	$33,026	$33,306
Audit related fees	-	-
Tax fees -preparation of corporate federal income tax returns	1,275	1,500
All other fees	-	-

Total	$34,301	$34,806

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV
ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2015 and 2014	18

Statements of Operations for the years ended December 31, 2015, 2014 and 2013	19

Statements of Changes in Shareholders Equity for the years ended December 31, 2015, 2014 and 2013	20

Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	21

Notes to Financial Statements	22-26

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

Dated: March 22, 2016	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	Director, President and Treasurer	March 22, 2016

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	March 22, 2016

FIRST EQUITY PROPERTIES, INC.
TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	17

Financial Statements

Balance Sheets as of December 31, 2015 and 2014	18
Statements of Operations for the years ended December 31, 2015, 2014 and 2013	19
Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013	20
Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	21
Notes to Financial Statements	22-26

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
First Equity Properties, Inc.
Dallas, Texas

We have audited the accompanying balance sheet of First Equity Properties, Inc. as of December 31, 2015, and 2014 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due to and from affiliates.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2015, and 2014 the results of its operations, changes in stockholder's equity and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ SWALM & ASSOCIATES, P.C.
SWALM & ASSOCIATES, P.C.
March 19, 2016
Richardson, Texas

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Receivables and accrued interest - related parties	2,106,229	2,172,752
Cash and cash equivalents	867	1,776

Total assets	$2,107,096	$2,174,528

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$836,953	$877,850
Accounts payable - other	669	3,177
Accounts payable - related parties	381,958	417,555
Total liabilities	1,219,580	1,298,582

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(499,742)	(511,312)

Total shareholders' equity	887,516	875,946

Total liabilities and shareholders' equity	$2,107,096	$2,174,528

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Revenue
Interest income - related parties	$208,012	$218,524	$240,754

Total income	208,012	218,524	240,754

Operating Expenses
General and administrative - related parties	60,000	60,000	52,500
General and administrative	16,365	14,356	18,788
Legal and professional fees	36,777	38,263	35,989

Total operating expenses	113,142	112,619	107,277

Income (loss) before interest expense and taxes	94,870	105,905	133,477

Other income (expense)
Interest expense - related parties	(83,300)	(109,491)	(122,870)

Income (loss) before income taxes	11,570	(3,586)	10,607

Income tax (expense) benefit	-	-	-

Net income (loss) applicable to common shareholders	$11,570	$(3,586)	$10,607

Earnings (loss) per share	$0.01	$-	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2015, 2014 and 2013

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2013	1,057,628	$10,576	$1,376,682	$(518,333)	$868,925

Net income (loss)	-	-	-	10,607	10,607
Balances at December 31, 2013	1,057,628	10,576	1,376,682	(507,726)	879,532

Net income (loss)	-	-	-	(3,586)	(3,586)
Balances at December 31, 2014	1,057,628	10,576	1,376,682	(511,312)	875,946

Net income (loss)	-	-	-	11,570	11,570
Balances at December 31, 2015	1,057,628	$10,576	$1,376,682	$(499,742)	$887,516

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$11,570	$(3,586)	$10,604
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	1,870	187,102	241,413
Increase (decrease) in
Accounts payable - other	(2,508)	162	(18,912)
Accounts payable - affiliates	(35,597)	98,733	(105,794)
Intercompany and interest payable - related parties	(1,132)	(101,160)	(11,829)
Federal income taxes payable	-	-	-

Net cash provided by (used for) operating activities	(25,797)	181,251	115,485

Cash Flows from Investing Activities
Notes receivable - related parties	64,653	334,179	165,787

Net cash provided by (used for) investing activities	64,653	334,179	165,787

Cash Flows from Financing Activities
Notes payable - related parties	(39,765)	(514,000)	(282,468)

Net cash provided by (used for) financing activities	(39,765)	(514,000)	(282,468)

Net increase (decrease) in cash and cash equivalents	(909)	1,430	(1,196)
Cash and cash equivalents at the beginning of period	1,776	346	1,542

Cash and cash equivalents at the end of period	$867	$1,776	$346

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$84,433	$210,650	$-
Cash received for interest on notes receivable	$209,882	$405,625	$482,168

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
Organization and Business
First Equity Properties, Inc. is a Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company's principal line of business and source of revenue is currently investments and interest on notes receivable.  FEPI is a publicly traded company however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.
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
Earnings (loss) per Share
Earnings (loss) per share (EPS) are calculated in accordance with Accounting Standards Codification, ("ASC") No. 260, Earnings per Share (ASC 260), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of ASC 260 had no effect on previously reported EPS.

FASB Accounting Standards Codification
The company presents its financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In June 2009, the Financial Accounting Standards Board ("FASB") completed its accounting guidance codification project. The FASB Accounting Standards Codification ("ASC") became effective for the Company's financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

NOTE B -NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES
             Receivables from related parties primarily consist of two notes of $1,565,292 and $489,154 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2017.
	2015	2014
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,054,446	$2,119,099
Accrued interest – related parties	51,783	53,653
Accounts receivable – related parties	-	-

Total notes and accounts receivable – related parties	$2,106,229	$2,172,752

A subsequent payment for interest on notes receivable was received in March 2016 for $51,783 which makes the notes and interest receivable balances current.

NOTE C -NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES
	2015	2014
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$856,140

Accrued interest and intercompany – related parties	20,577	21,710

Total notes payable – related parties	$836,953	$877,850

	Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter
Long term debt	$836,953	$-	$-	$836,953	$-	$-	$-

	$836,953	$-	$-	$836,953	$-	$-	$-

NOTE D -INCOME TAXES
Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets.  The Company had ($12,882) in NOL carry forward from 2012 that it utilized in 2013 and 2015.

          Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company's effective tax rate and the United States statutory income tax rate.

	2015	2014	2013
Federal income tax at statutory rate per books	$1,736	$(538)	$10,607
Change in valuation allowance	-	538	-
Net operating loss	(1,736)	-	(10,607)
Federal income tax per tax return	$-	$-	$-

Effective income tax rate	0.0%	0.0%	0.0%
The Company's Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2015, 2014, and 2013 are subject to examination, by the IRS, generally for three years after they are filed.
NOTE E -FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable related parties, notes receivable related parties and accounts payable related parties approximate fair value due to short-term maturities of these assets and liabilities.

NOTE F -COMMITMENTS AND CONTINGENCIES
The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company's financial position.

NOTE G -COMPREHENSIVE INCOME
Accounting Standards Codification, ("ASC") No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2015, 2014, and 2013, the Company's comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H -QUARTERLY DATA (UNAUDITED)
The table below reflects the Company's selected quarterly information for the years ended December 31, 2015 and 2014.

	Year ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$52,090	$52,356	$51,783	$51,783
Operating expenses	35,498	31,401	22,486	23,757
Net income from continuing operations before taxes	16,592	20,955	29,297	28,026
Interest expense	21,792	20,353	20,577	20,578
Income tax expense	-	-	-	-
Net income applicable to common shareholders	$(5,200)	$602	$8,720	$7,448

Earnings per share
Weighted average earnings per share applicable to common shares	$-	$-	$0.01	$0.01

	Year ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$57,162	$53,560	$54,149	$53,653
Operating expenses	26,215	32,334	31,086	22,984
Net income from continuing operations before taxes	30,947	21,226	23,063	30,669
Interest expense	38,784	26,356	26,621	22,730
Income tax expense	-	-	-	-
Net income applicable to common shareholders	$(2,837)	$(5,130)	$(3,558)	$7,939

Earnings per share
Weighted average earnings per share applicable to common shares	$-	$-	$-	$0.01

NOTE I -RELATED PARTIES TRANSACTIONS
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

NOTE J –SUBSEQUENT EVENTS

              The Company has evaluated subsequent events through March 19, 2016, the date the financial statements were available to be issued, and has determined that there has been a subsequent payment made in March 2016 for interest on notes receivable.