Form 10-Q
period 2016-03-31
FIRST EQUITY PROPERTIES INC
filed 2016-06-06
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
(Zip Code)
(469) 522-4200
(Registrant's telephone number, including area code)
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
* The registrant has not yet been phased into the interactive data requirements
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at June 1, 2016)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	3
	Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited)	4
	Statement of Shareholders' Equity for the three months ended March 31, 2016 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 6.	Exhibits	11
SIGNATURES		12-15

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Notes receivable and accrued interest - related parties	2,105,666	2,106,229
Cash and cash equivalents	1,716	867

Total assets	$2,107,382	$2,107,096

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$836,730	$836,953
Accounts payable - other	31,859	669
Accounts payable - related parties	368,957	381,958
Total liabilities	1,237,546	1,219,580

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(517,422)	(499,742)

Total shareholders' equity	869,836	887,516

Total liabilities and shareholders' equity	$2,107,382	$2,107,096

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2016	2015

Revenue
Interest income - from related parties	$51,220	$52,090

Total income	51,220	52,090

Operating Expenses
General and administrative - related parties	15,000	15,000
General and administrative	2,718	4,896
Legal and professional fees	30,829	15,602

Total operating expenses	48,547	35,498

Income (loss) before interest expense and taxes	2,673	16,592

Other income (expense)
Interest expense - related parties	(20,353)	(21,792)

Income (loss) before income taxes	(17,680)	(5,200)

Income tax expense	-	-

Net income (loss) applicable to common shareholders	$(17,680)	$(5,200)

Earnings (loss) per share	$(0.02)	$(0.01)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2016
 (unaudited)

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2016	1,057,628	$10,576	$1,376,682	$(499,742)	$887,516
Net income (loss)	-	-	-	(17,680)	(17,680)
Balances at March 31, 2016	1,057,628	$10,576	$1,376,682	$(517,422)	$869,836

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(17,680)	$(5,200)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	563	1,562
Increase (decrease) in
Accounts payable - other	31,190	15,671
Accounts payable - related parties	(13,001)	8,999
Interest payable - related parties	(223)	(936)
Federal income tax payable	-	-

Net cash provided by (used for) operating activities	849	20,096

Cash Flows from Investing Activities
Notes receivable - related parties	-	19,100

Net cash provided by (used for) investing activities	-	19,100

Cash Flows from Financing Activities
Notes payable - related parties	-	(39,765)

Net cash provided by (used for) financing activities	-	(39,765)

Net increase (decrease) in cash and cash equivalents	849	(569)
Cash and cash equivalents at the beginning of period	867	1,776

Cash and cash equivalents at the end of period	$1,716	$1,207

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$20,577	$22,730
Cash received for interest on notes receivable	$51,783	$53,653

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
The year-end Balance Sheet at December 31, 2015, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,565,292 and $489,154 which are due to the Company in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2017.  A payment was received in March 2016 for $51,783 which paid the remaining interest balance due in 2015.

	2016	2015
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,054,446	$2,054,446
Accrued interest – related parties	51,220	51,783

Total notes and accounts receivable – related parties	$2,105,666	$2,106,229

NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES
	2016	2015
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$816,376

Accrued interest and intercompany – related parties	20,354	20,577

Total notes payable – related parties	$836,730	$836,953

	Principal and interest payments due by period
	Total	2017	2018	2019	2020	2021	therafter
Long term debt	$836,730	$836,730	$-	$-	$-	$-	$-

	$836,730	$836,730	$-	$-	$-	$-	$-

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
The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense of the three months ended March 31, 2016 was $15,000 which is included in General and Administrative expenses of the Statements of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 31, 2016, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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
Related parties
We apply ASC Topic 805, "Business Combinations", to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.
Results of Operations
The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2016 and 2015. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.
The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.
Our sole source of income is from the interest received on affiliated receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on affiliated notes.
Comparison of the three months ended March 31, 2016 to the same period ended 2015.
We reported net loss applicable to common shareholders of ($17,680) for the three months ended March 31, 2016 as compared to a net loss to common shareholders of ($5,200) for the same period ended 2015.
The increase in net loss is primarily due to the increase in legal and professional fees due to the timing of the audit review billing.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.
Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of March 31, 2016:
Our accounts payable – other increased due to the accrual of the 2015 audit review fee.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.
A review and evaluation was performed by management under the supervision and with the participation of the   Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2016. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at March 31, 2016 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the period ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 6.	EXHIBITS
The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

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
_____________________________

*	Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: June 1, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: June 1, 2016	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President & Secretary