Form 10-Q
period 2016-09-30
FIRST EQUITY PROPERTIES INC
filed 2016-11-14
CIK 726516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 14, 2016)

FIRST EQUITY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	3
	Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4
	Statement of Shareholders' Equity for the nine months ended September 30, 2016 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 4.	Exhibits	11
SIGNATURES		12

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets	(unaudited)

Notes receivable and accrued interest - related parties	2,106,199	2,106,229
Cash and cash equivalents	55	867

Total assets	$2,106,254	$2,107,096

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$836,953	$836,953
Accounts payable - other	3,902	669
Accounts payable - related parties	379,608	381,958
Total liabilities	1,220,463	1,219,580

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(501,467)	(499,742)

Total shareholders' equity	885,791	887,516

Total liabilities and shareholders' equity	$2,106,254	$2,107,096

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenue
Revenue from operations	$-	$-	$-	$-

Total revenue	-	-	-	-

Operating Expenses
Administrative fees - related parties	15,000	15,000	45,000	45,000
General and administrative	8,700	7,486	49,665	44,385

Total operating expenses	23,700	22,486	94,665	89,385

Income (loss) before interest expense and taxes	(23,700)	(22,486)	(94,665)	(89,385)

Other income (expense)
Interest income - related parties	51,783	51,783	154,224	156,229
Interest expense - related parties	(20,577)	(20,577)	(61,284)	(62,722)

Net income (loss) applicable to common shareholders	$7,506	$8,720	$(1,725)	$4,122

Earnings (loss) per share	$0.01	$0.01	$-	$-

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628
The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2016
  (unaudited)
	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2016	1,057,628	$10,576	$1,376,682	$(499,742)	$887,516
Net income (loss)	-	-	-	(1,725)	(1,725)
Balances at September 30, 2016	1,057,628	$10,576	$1,376,682	$(501,467)	$885,791
The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(1,725)	$4,122
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	30	1,870
Accounts payable - other	3,233	611
Accounts payable - related parties	(2,350)	(30,517)
Interest payable - related parties	-	(1,132)

Net cash provided by (used for) operating activities	(812)	(25,046)

Cash Flows from Investing Activities
Notes receivable - related parties	-	64,653

Net cash provided by (used for) investing activities	-	64,653

Cash Flows from Financing Activities
Notes payable - related parties	-	(39,765)

Net cash provided by (used for) financing activities	-	(39,765)

Net increase (decrease) in cash and cash equivalents	(812)	(158)
Cash and cash equivalents at the beginning of period	867	1,776

Cash and cash equivalents at the end of period	$55	$1,618

Supplemental disclosures of cash flow information:
Cash paid for interest to related parties	$61,284	$63,856
Cash received for interest on notes receivable	$154,254	$158,099
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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2015.  Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2016.

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

NOTE 3.  NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,565,292 and $489,154 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2017.  A payment was received in March 2016 for $51,783 which paid the remaining interest balance due in 2015.  Also, a payment was received in July 2016 for $102,441which made the interest receivable balances current.

	2016	2015
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,054,446	$2,054,446
Accrued interest – related parties	51,753	51,783

Total notes and accounts receivable – related parties	$2,106,199	$2,106,229

Subsequent payments for interest on notes receivable were received in October 2016 for $51,753 which makes the notes and interest receivable balances current.
NOTE 4.  NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$816,376

Accrued interest and intercompany – related parties	20,577	20,577

Total notes payable – related parties	$836,953	$836,953

Long term debt and accrued interest is due December 31, 2017.

Subsequent payments for interest on notes payable were made in October 2016 totaling $20,577 which makes the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense for the nine months ended September 30, 2016 was $45,000 which is included in General and Administrative expenses of the Statement of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2016, the date the financial statements were available to be issued, and has determined that there have been subsequent payments received in October 2016 for interest on notes receivable and subsequent payments made in October 2016 for interest owed on notes payable.

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
Results of Operations
The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2016 and 2015. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.
The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on related party notes.
Comparison of the three months ended September 30, 2016 to the same period ended 2015.
We reported net income applicable to common shareholders of $7,506 for the three months ended September 30, 2016 as compared to net income to common shareholders of $8,720 for the same period ended 2015.
Comparison of the nine months ended September 30, 2016 to the same period ended 2015.
We reported a net loss applicable to common shareholders of ($1,725) for the nine months ended September 30, 2016 as compared to net income to common shareholders of $4,122 for the same period ended 2015.  The change to a net loss is due to an increase in general and administrative expenses.

Liquidity and Capital Resources
Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of September 30, 2016:

Our accounts payable – other increased due to payments not yet made for professional services.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.
A review and evaluation was performed by management under the supervision and with the participation of the   Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at September 30, 2016 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the period ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
(b)	Changes in Internal Controls over Financial Reporting.
          There have been no changes in the Company's internal controls over financial reporting during the quarter ended    September 30, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2016	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary