Form 10-Q
period 2017-09-30
FIRST EQUITY PROPERTIES INC
filed 2017-11-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 14, 2017)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	3
	Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4
	Statement of Shareholders’ Equity for the nine months ended September 30, 2017 (unaudited)	5
	Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 4.	Exhibits	11
SIGNATURES		12-15

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEET

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Notes receivable and accrued interest - related parties	2,106,229	2,106,229
Cash and cash equivalents	4,029	900

Total assets	$2,110,258	$2,107,129

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$836,953	$836,953
Accounts payable - other	—	4,732
Accounts payable - related parties	392,192	375,728
Total liabilities	1,229,145	1,217,413

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(506,145)	(497,542)

Total shareholders' equity	881,113	889,716

Total liabilities and shareholders' equity	$2,110,258	$2,107,129

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenue
Revenue from operations	$-	$-	$-	$-
Total revenue	-	-	-	-
Operating Expenses
Administrative fees - related parties	18,000	15,000	54,000	45,000
General and administrative	9,154	8,700	47,204	49,665
Total operating expenses	27,154	23,700	101,204	94,665
Income (loss) before interest expense and taxes	(27,154)	(23,700)	(101,204)	(94,665)
Other income (expense)
Interest income - related parties	51,783	51,783	153,661	154,224
Interest expense - related parties	(20,577)	(20,577)	(61,060)	(61,284)
Net income (loss) applicable to common shareholders	$4,052	$7,506	$(8,603)	$(1,725)
Earnings (loss) per share	$—	$0.01	$(0.01)	$—
Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2017

        (unaudited)

				Retained Earnings (Deficit)
	Common Stock
			Paid in
	Shares	Amount	Capital		Total Equity
Balances at January 1, 2017	1,057,628	$ 10,576	$ 1,376,682	$ (497,542)	$ 889,716
Net income (loss)	-	-	-	(8,603)	(8,603)
Balances at September 30, 2017	1,057,628	$ 10,576	$ 1,376,682	$ (506,145)	$ 881,113

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(8,603)	$(1,725)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	—	30
Increase (decrease) in
Accounts payable - other	(4,732)	3,233
Accounts payable - related parties	16,464	(2,350)
Interest payable - related parties	—	—
Net cash provided by (used for) operating activities	3,129	(812)
Cash Flows from Investing Activities
Notes receivable - related parties	—	—
Net cash provided by (used for) investing activities	—	—
Cash Flows from Financing Activities
Notes payable - related parties	—	—
Net cash provided by (used for) financing activities	—	—
Net increase (decrease) in cash and cash equivalents	3,129	(812)
Cash and cash equivalents at the beginning of period	900	867
Cash and cash equivalents at the end of period	$4,029	$55
Supplemental disclosures of cash flow information:
Cash paid for interest to related parties	$61,060	$61,284
Cash received for interest on notes receivable	$153,661	$154,254

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2016.  Operating results for the six month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2017.

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

	2017	2016
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,054,446	$2,054,446
Accrued interest – related parties	51,783	51,783

Total notes and accounts receivable – related parties	$2,106,229	$2,106,229

Subsequent payments for interest on notes receivable were received in October 2017 for $51,783 which makes the notes and interest receivable balances current.

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2017	2016
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$816,376

Accrued interest and intercompany – related parties	20,577	20,577

Total notes payable – related parties	$836,953	$836,953

Long term debt and accrued interest is due December 31, 2017.

Subsequent payments for interest on notes payable were made in October 2017 totaling $20,577 which makes the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services.  The total expense for the nine months ended September 30, 2017 was $54,000 which is included in General and Administrative expenses of the Statement of Operations.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2017, the date the financial statements were available to be issued, and has determined that there have been subsequent payments received in October 2017 for interest on notes receivable and subsequent payments made in October 2017 for interest owed on notes payable.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2017 and 2016. The discussion is not meant to be an all inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables.  The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year.  Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended September 30, 2017 to the same period ended 2016.

We reported net income applicable to common shareholders of $4,052 for the three months ended September 30, 2017 as compared to net income to common shareholders of $7,506 for the same period ended 2016.

Comparison of the nine months ended September 30, 2017 to the same period ended 2016.

We reported a net loss applicable to common shareholders of ($8,603) for the nine months ended September 30, 2017 as compared to a net loss to common shareholders of ($1,725) for the same period ended 2016. The increase in net loss is due to an increase in administrative fees- related parties.

Liquidity and Capital Resources

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables.  The following impacted our balance sheet as of September 30, 2017:

Our accounts payable – related parties increased due to an increase in administrative fees- related parties.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2017 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.
31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President and Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2017	By:	/s/ Steven Shelley
Steven Shelley Director, Vice President and Secretary

