Form 10-K
period 2017-12-31
FIRST EQUITY PROPERTIES INC
filed 2018-03-29
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2017 by persons believed to be non-affiliates of the Registrant.

As of March 28, 2018, there were 1,057,628 shares of common stock outstanding.

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

Prior to January 1, 1997, the Company’s business consisted of the management and operation of three motel properties in the Spokane, Washington area. During the fiscal years ended December 31, 1998 and 1999, the Company, through its subsidiaries, engaged in property management, and real estate brokerage services. Between October 1999 and May 2004, the Company and its subsidiaries conducted no substantial business, but remained available to engage in property management and real estate brokerage activities.

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on December 31, 2011, with interest payable monthly as it accrues. This loan has been extended to December 31, 2019. Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

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

As of December 31, 2017, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2017, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2017, are derived from the audited financial statements.

		Year Ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:

Revenues	$ -	$ -	$ -	$ -	$ -

General and administrative	127,415	121,946	113,142	112,619	107,277
Other income	-	-	-	-	-
Income from continuing operations	(127,415)	(121,946)	(113,142)	(112,619)	(107,277)
Gain on sale	-	-	-	-	-
Interest income	205,445	206,007	208,012	218,524	240,754
Interest expense	(81,638)	(81,861)	(83,300)	(109,491)	(122,870)

Income (loss) before taxes	(3,608)	2,200	11,570	(3,586)	10,607
Income tax benefit (expense)	-	-	-	-	-

Net income (loss) applicable to common shareholders	$ (3,608)	$ 2,200	$ 11,570	$ (3,586)	$ 10,607

Weighted average earnings per share:
Income from continuing operations	$ -	$ -	$ 0.01	$ -	$ 0.01
Loss from discontinued operations	-	-	-	-	-
Net income loss applicable to common shareholders	$ -	$ -	$ 0.01	$ -	$ 0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA;

Total Assets	$ 2,107,143	$ 2,107,129	$ 2,107,096	$ 2,174,528	$ 2,694,379
Total Liabilities	$ 1,221,035	$ 1,217,413	$ 1,219,580	$ 1,298,582	$ 1,814,847
Stockholders' Equity	$ 886,108	$ 889,716	$ 887,516	$ 875,946	$ 879,532

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended December 31, 2017 as compared to the same period ended 2016.

The Company recognized net loss of ($3,608) in 2017 compared to net income of $2,200 in 2016. The change from net income to net loss was primarily due to an increase in administrative fees – related party.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2017, we had total assets of $2,107,143. Our overall liabilities have increased as compared to prior year. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2017 as compared to 2016 – The overall cash flow remained static as compared to the year ended 2016. The Company received payment of interest on notes receivable and paid interest on notes payable during 2017.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2017, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2017 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2017 are set forth below.

Name	Age	Position with the Company

Daniel J. Moos	68	Director, President and Treasurer

Steven Shelley	35	Director, Vice President and Secretary

Daniel J. Moos, 68

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

Steven Shelley, 35

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

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2017, but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

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

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 28, 2018, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 shares	74.96%

(1)	Based on 1,057,628 shares of common stock outstanding on March 28, 2018.

As of March 28, 2018, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company, and all present executive officers and directors as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Shares of common stock, par value $0.01 per share	Daniel J. Moos 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of common stock, par value $0.01 per share	Steven Shelley 1603 LBJ Freeway, Suite 300 Dallas, Texas 75234	792,821 (b)	74.96%

Shares of Common Stock, par value $0.01 per share	All officers and directors as a group (2 persons)	792,821 (b)	74.96%

(a)	Based on 1,057,628 shares of common stock outstanding on March 28, 2018.
(b)	Includes 792,821 shares owned by Nevada Sea Investments, Inc., of which the directors and executive officers have disclaimed any beneficial ownership of such shares. Messrs. Moos and Shelley are the only officers of Nevada Sea Investments, Inc.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2017 and 2016 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2017	2016
Audit fees	$35,138	$31,551
Audit related fees	—	—
Tax fees -preparation of corporate federal income tax returns	1,500	1,500
All other fees	—	—

Total	$36,638	$33,051

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	17

Balance Sheets as of December 31, 2017 and 2016	18

Statements of Operations for the years ended December 31, 2017, 2016 and 2015	19

Statements of Changes in Shareholders Equity for the years ended December 31, 2017, 2016 and 2015	20

Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	21

Notes to Financial Statements	22-26

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

Dated: March 28, 2018	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ DANIEL J. MOOS
Daniel J. Moos
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ DANIEL J. MOOS Daniel J. Moos	Director, President and Treasurer	March 28, 2018

/S/ STEVEN SHELLEY Steven Shelley	Director, Vice President and Secretary	March 28, 2018

FIRST EQUITY PROPERTIES, INC.

TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	17

Financial Statements

Balance Sheets as of December 31, 2017 and 2016	18
Statements of Operations for the years ended December 31, 2017, 2016 and 2015	19
Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015	20
Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	21
Notes to Financial Statements	22-26

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

First Equity Properties, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2017, and 2016 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2017 and 2016 and the results of operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States)(“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Related Party Transactions

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due to and from related parties.

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 28, 2018

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Receivables and accrued interest - related parties	2,106,229	2,106,229
Cash and cash equivalents	914	900

Total assets	$2,107,143	$2,107,129

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$836,953	$836,953
Accounts payable - other	669	4,732
Accounts payable - related parties	383,413	375,728
Total liabilities	1,221,035	1,217,413

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(501,150)	(497,542)

Total shareholders' equity	886,108	889,716

Total liabilities and shareholders' equity	$2,107,143	$2,107,129

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

Revenue
Revenue from operations	$—	$—	$—

Total revenue	—	—	—

Operating Expenses
Administrative fees - related parties	72,000	63,000	60,000
General and administrative	16,601	17,041	16,365
Legal and professional fees	38,814	41,905	36,777

Total operating expenses	127,415	121,946	113,142

Income (loss) before interest expense and taxes	(127,415)	(121,946)	(113,142)

Other income (expense)
Interest income - related parties	205,445	206,007	208,012
Interest expense - related parties	(81,638)	(81,861)	(83,300)

Net income (loss) applicable to common shareholders	$(3,608)	$2,200	$11,570

Earnings (loss) per share	$—	$—	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

				Retained Earnings (Deficit)
	Common Stock
			Paid in
	Shares	Amount	Capital		Total Equity
Balances at January 1, 2015	1,057,628	$ 10,576	$ 1,376,682	$ (511,312)	$ 875,946

Net income (loss)	-	-	-	11,570	11,570
Balances at December 31, 2015	1,057,628	10,576	1,376,682	(499,742)	887,516

Net income (loss)	-	-	-	2,200	2,200
Balances at December 31, 2016	1,057,628	10,576	1,376,682	(497,542)	889,716

Net income (loss)	-	-	-	(3,608)	(3,608)
Balances at December 31, 2017	1,057,628	$ 10,576	$ 1,376,682	$ (501,150)	$ 886,108

 The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$(3,608)	$2,200	$11,570
Adjustments to reconcile net income (loss) applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	—	—	1,870
Accounts payable - other	(4,063)	4,063	(2,508)
Accounts payable - affiliates	7,685	(6,230)	(35,597)
Intercompany and interest payable - related parties	—	—	(1,132)
Federal income taxes payable	—	—	—

Net cash provided by (used for) operating activities	14	33	(25,797)

Cash Flows from Investing Activities
Notes receivable - related parties	—	—	64,653

Net cash provided by (used for) investing activities	—	—	64,653

Cash Flows from Financing Activities
Notes payable - related parties	—	—	(39,765)

Net cash provided by (used for) financing activities	—	—	(39,765)

Net increase (decrease) in cash and cash equivalents	14	33	(909)
Cash and cash equivalents at the beginning of period	900	867	1,776

Cash and cash equivalents at the end of period	$914	$900	$867

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$81,638	$81,861	$84,433
Cash received for interest on notes receivable	$205,445	$206,007	$209,882

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

Recent Accounting Pronouncements

The company values its financial instruments as required by FASB ASC 825, “Disclosures about Fair Value of Financial Instruments”. As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

NOTE B -NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,565,292 and $489,154 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum. The maturity date of these notes has been extended to December 31, 2019.

	2017	2016
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$2,054,446	$2,054,446

Accrued interest – related parties	51,783	51,783

Total notes and accounts receivable – related parties	$2,106,229	$2,106,229

A subsequent payment for interest of $51,783 and principal of $500,000 on notes receivable was received in February 2018 which makes the notes and interest receivable balances current.

NOTE C -NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2017	2016
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$816,376	$816,376

Accrued interest and intercompany – related parties	20,577	20,577

Total notes payable – related parties	$836,953	$836,953

	Payments due by period
	Total	2018	2019	2020	2021	2022	Thereafter
Long term debt	$816,376	$816,376	$—	$—	$—	$—	$—

	$816,376	$816,376	$—	$—	$—	$—	$—

Subsequent payments for interest due on notes payable were made in February 2018 for $20,577 which makes the notes and interest payable balances current.

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

	2017	2016	2015
Federal income tax at statutory rate per books	$(541)	$330	$1,736
Change in valuation allowance	(541)	—	—
Net operating loss	—	(330)	(1,736)
Federal income tax per tax return	$—	$—	$—
Effective income tax rate	0.0%	0.0%	0.0%

 The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2017, 2016, and 2015 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE G -COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2017, 2016, and 2015, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H -QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2017 and 2016.

	Year ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	48,577	25,474	27,154	26,210
Net income from continuing operations before taxes	(48,577)	(25,474)	(27,154)	(26,210)
Interest income	50,658	51,221	51,783	51,783
Interest expense	20,130	20,354	20,577	20,577
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(18,049)	$5,393	$4,052	$4,996
Earnings per share
Weighted average earnings per share applicable to common shares	$(0.02)	$0.01	$—	$—
	Year ended December 31, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	48,547	22,418	23,700	27,281
Net income from continuing operations before taxes	(48,547)	(22,418)	(23,700)	(27,281)
Interest income	51,220	51,221	51,783	51,783
Interest expense	20,353	20,354	20,577	20,577
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(17,680)	$8,449	$7,506	$3,925
Earnings per share
Weighted average earnings per share applicable to common shares	$(0.02)	$0.01	$0.01	$—

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

NOTE J –SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 28, 2018, the date the financial statements were available to be issued, and has determined that there were subsequent payments made in February 2018 for interest on notes payable and payments received for principal and interest on notes receivable.

