Form 10-Q
period 2018-06-30
FIRST EQUITY PROPERTIES INC
filed 2018-08-13
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) *  ☑.  Yes  ☐   No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 14, 2018)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements
	Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3
	Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited)	4
	Statement of Shareholders’ Equity for the six months ended June 30, 2018 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited)	6
	Notes to Financial Statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 4.	Exhibits	11
SIGNATURES		12-15

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

Assets	June 30, 2018	December 31, 2017
	(unaudited)
Notes receivable and accrued interest - related parties	$1,593,200	$2,106,229
Accounts receivable - related parties	249,562	—
Cash and cash equivalents	685	914

Total assets	$1,843,447	$2,107,143

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$619,544	$836,953
Accounts payable - other	3,376	669
Accounts payable - related parties	367,115	383,413
Total liabilities	990,035	1,221,035

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(533,846)	(501,150)

Total shareholders' equity	853,412	886,108

Total liabilities and shareholders' equity	$1,843,447	$2,107,143

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue
Revenue from operations	$-	$-	$-	$-
Total revenue	-	-	-	-
Operating Expenses
Administrative fees - related parties	18,000	18,000	36,000	36,000
General and administrative	8,575	7,474	41,002	38,051
Total operating expenses	26,575	25,474	77,002	74,051
Income (loss) before interest expense and taxes	(26,575)	(25,474)	(77,002)	(74,051)
Other income (expense)
Interest income - related parties	38,755	51,221	81,330	101,878
Interest expense - related parties	(16,894)	(20,354)	(37,024)	(40,483)
Net income (loss) applicable to common shareholders	$(4,714)	$5,393	$(32,696)	$(12,656)
Earnings (loss) per share	$—	$0.01	$(0.03)	$(0.01)
Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2018

         (unaudited)

				Retained Earnings (Deficit)
	Common Stock
			Paid in
	Shares	Amount	Capital		Total Equity
Balances at January 1, 2018	1,057,628	$ 10,576	$ 1,376,682	$ (501,150)	$ 886,108
Net income (loss)	-	-	-	(32,696)	(32,696)
Balances at June 30, 2018	1,057,628	$ 10,576	$ 1,376,682	$ (533,846)	$ 853,412

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30
	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$(32,696)	$(12,656)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	13,029	563
Accounts receivable - related parties	(265,860)	—
Increase (decrease) in
Accounts payable - other	2,707	(4,732)
Accounts payable - related parties	—	16,465
Interest payable - related parties	(10,394)	(224)

Net cash provided by (used for) operating activities	(293,214)	(584)

Cash Flows from Investing Activities
Notes receivable - related parties	500,000	—

Net cash provided by (used for) investing activities	500,000	—

Cash Flows from Financing Activities
Notes payable - related parties	(207,015)	—

Net cash provided by (used for) financing activities	(207,015)	—
Net increase (decrease) in cash and cash equivalents	(229)	(584)
Cash and cash equivalents at the beginning of period	914	900

Cash and cash equivalents at the end of period	$685	$316

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$47,417	$40,707

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  Operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2018.

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

NOTE 3. NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,165,292 and $389,154 which are due to the Company in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2019. A payment was received in March 2018 for $51,783 which paid the remaining interest balance due in 2017 and in May 2018 for $42,575 which made the interest receivable balances current for first quarter 2018.

	2018	2017
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,554,446	$2,054,446
Accrued interest – related parties	38,754	51,783

Total notes and accounts receivable – related parties	$1,593,200	$2,106,229

Subsequent payments for interest on notes receivable were received in July 2018 for $38,754 which makes the interest receivable balances current.

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2018	2017
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$609,360	$816,376

Accrued interest and intercompany – related parties	10,184	20,577

Total notes payable – related parties	$619,544	$836,953

Long term debt and accrued interest is due December 31, 2019.

Subsequent payments for interest on notes payable were made in July 2018 totaling $10,184 which makes the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the six months ended June 30, 2018 was $36,000 which is included in General and Administrative expenses of the Statements of Operations. Pillar owes the Company $249,562 at June 30, 2018. The Company owes another related entity $367,115 as of June 30, 2018.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2018, the date the financial statements were available to be issued, and has determined that there has been subsequent payments received in July 2018 for interest on notes receivable and subsequent payments made in July 2018 for principal and interest owed on notes payable.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2018 and 2017. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended June 30, 2018 to the same period ended 2017.

We reported net loss applicable to common shareholders of ($4,714) for the three months ended June 30, 2018 as compared to net income to common shareholders of $5,393 for the same period ended 2017. The decrease in net income is due to the decrease in interest income – related parties due to the principal pay down on the notes receivables.

Comparison of the six months ended June 30, 2018 to the same period ended 2017.

We reported a net loss applicable to common shareholders of ($32,696) for the six months ended June 30, 2018 as compared to a net loss to common shareholders of ($12,656) for the same period ended 2017. The increase in net loss is primarily due to the decrease in interest income – related parties due to the principal pay down on the notes receivables.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of June 30, 2018:

Our accounts receivable – related parties increased due to short term funding to a related party.

Our notes payable and accrued interest – related parties decreased due to principal payments made on note payables in May 2018.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: August 13, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 13, 2018	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Director, Vice President & Secretary

