Form 10-Q
period 2018-09-30
FIRST EQUITY PROPERTIES INC
filed 2018-11-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 14, 2018)

1

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Notes receivable and accrued interest - related parties	$ 1,553,267	$ 2,106,229
Accounts receivable - related parties	199,650	-
Cash and cash equivalents	51,927	914

Total assets	$ 1,804,844	$ 2,107,143

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$ 584,360	$ 836,953
Accounts payable - other	6,635	669
Accounts payable - related parties	367,115	383,413
Total liabilities	958,110	1,221,035

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(540,524)	(501,150)

Total shareholders' equity	846,734	886,108

Total liabilities and shareholders' equity	$ 1,804,844	$ 2,107,143

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2018	2017	2018	2017

Revenue
Revenue from operations	$ -	$ -	$ -	$ -

Total revenue	-	-	-	-

Operating Expenses
Administrative fees - related parties	18,000	18,000	54,000	54,000
General and administrative	12,500	9,154	53,502	47,204

Total operating expenses	30,500	27,154	107,502	101,204

Income (loss) before interest expense and taxes	(30,500)	(27,154)	(107,502)	(101,204)

Other income (expense)
Interest income - related parties	39,181	51,783	120,511	153,661
Interest expense - related parties	(15,359)	(20,577)	(52,383)	(61,060)

Net income (loss) applicable to common shareholders	$ (6,678)	$ 4,052	$ (39,374)	$ (8,603)

Earnings (loss) per share	$ (0.01)	$ -	$ (0.04)	$ (0.01)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2018
(unaudited)

				Retained Earnings (Deficit)
	Common Stock
			Paid in
	Shares	Amount	Capital		Total Equity
Balances at January 1, 2018	1,057,628	$ 10,576	$ 1,376,682	$ (501,150)	$ 886,108
Net income (loss)	-	-	-	(39,374)	(39,374)
Balances at September 30, 2018	1,057,628	$ 10,576	$ 1,376,682	$ (540,524)	$ 846,734

 The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,

	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$ (39,374)	$ (8,603)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	51,783	-
Accounts receivable - related parties	(199,650)	-
Increase (decrease) in
Accounts payable - other	5,966	(4,732)
Accounts payable - related parties	(16,298)	16,464
Interest payable - related parties	(20,577)	-

Net cash provided by (used for) operating activities	(218,150)	3,129

Cash Flows from Investing Activities
Notes receivable - related parties	501,179	-

Net cash provided by (used for) investing activities	501,179	-

Cash Flows from Financing Activities
Notes payable - related parties	(232,016)	-

Net cash provided by (used for) financing activities	(232,016)	-
Net increase (decrease) in cash and cash equivalents	51,013	3,129
Cash and cash equivalents at the beginning of period	914	900

Cash and cash equivalents at the end of period	$ 51,927	$ 4,029

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$ 72,960	$ 61,060

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2017.  Operating results for the nine month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2018.

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

NOTE 3. NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,164,113 and $389,154 which are due to the Company in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2019.

	2018	2017
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$2,054,446
Accrued interest – related parties	0	51,783

Total notes and accounts receivable – related parties	$1,553,267	$2,106,229

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2018	2017
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$816,376

Accrued interest and intercompany – related parties	0	20,577

Total notes payable – related parties	$584,360	$836,953

Long term debt and accrued interest is due December 31, 2019.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the nine months ended September 30, 2018 was $54,000 which is included in General and Administrative expenses of the Statements of Operations. Pillar owes the Company $199,650 at September 30, 2018. The Company owes another related entity $367,115 as of September 30, 2018.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2018, the date the financial statements were available to be issued, and has determined that there has been no subsequent activity.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2018 and 2017. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended September 30, 2018 to the same period ended 2017.

We reported net loss applicable to common shareholders of ($6,678) for the three months ended September 30, 2018 as compared to net income to common shareholders of $4,052 for the same period ended 2017. The decrease in net income is due to the decrease in interest income – related parties due to the principal pay down on the notes receivables.

Comparison of the nine months ended September 30, 2018 to the same period ended 2017.

We reported a net loss applicable to common shareholders of ($39,374) for the nine months ended September 30, 2018 as compared to a net loss to common shareholders of ($8,603) for the same period ended 2017. The increase in net loss is primarily due to the decrease in interest income – related parties due to the principal pay down on the notes receivables.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of September 30, 2018:

Our notes receivable and accrued interest – related parties decreased due to principal payments received on notes receivable in February 2018.

Our accounts receivable – related parties increased due to short term funding to a related party.

Our notes payable and accrued interest – related parties decreased due to principal payments made on note payables in May 2018.

ITEM 3.	CONTROLS AND PROCEDURES

As indicated in the certifications in Exhibit 31 of this report, the Company’s Principal Executive Officer and Principal Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Company’s last fiscal quarter that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

3.1.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

3.1.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

3.2.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2018	By:	/s/ R. Neil Crouch II
R. Neil Crouch II Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2018	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Director, Vice President & Secretary

EXHIBIT 31.1

RULE 13a – 14(a)/15d – 14(a) CERTIFICATION

I, R. Neil Crouch II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Equity Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for the registrant and have:
(a)	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to insure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in the report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and
5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: November 14, 2018	By:	/s/ R. Neil Crouch II
R. Neil Crouch II President and Treasurer (Principal Executive Officer)

EXHIBIT 31.2

RULE 13a – 14(a)/15d – 14(a) CERTIFICATION

I, Cecelia K. Maynard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of First Equity Properties, Inc.;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f) for the registrant and have:
(a)	Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to insure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in the report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and
5.	I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: November 14, 2018	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of First Equity Properties, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2018, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2018	By:	/s/ R. Neil Crouch II
R. Neil Crouch II President and Treasurer

Date: November 14, 2018	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President and Secretary

