Form 10-K
period 2018-12-31
FIRST EQUITY PROPERTIES INC
filed 2019-03-29
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11777

First Equity Properties, Inc.

(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas, Texas	75234 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code (469) 522-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2018 by persons believed to be non-affiliates of the Registrant.

As of March 28, 2019, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

In addition, while two entities are currently the owner of approximately 75% of the issued and outstanding common stock, the likelihood of any offer to acquire a significant position in the Company’s common stock is remote.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal office is located at 1603 LBJ Freeway, Suite 800, Dallas, Texas 75234 in approximately 4,288 square feet of commercial office space. The space is suitable and adequate for the purposes for which it is utilized.

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

As of December 31, 2018, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2018, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2018, are derived from the audited financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:

Revenues	$-	$-	$-	$-	$-

General and administrative	137,107	127,415	121,946	113,142	112,619
Other income	—	—	—	—	—
Income from continuing operations	(137,107)	(127,415)	(121,946)	(113,142)	(112,619)
Gain on sale	—	—	—	—	—
Interest income	159,661	205,445	206,007	208,012	218,524
Interest expense	(67,112)	(81,638)	(81,861)	(83,300)	(109,491)
Income (loss) before taxes	(44,558)	(3,608)	2,200	11,570	(3,586)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss) applicable to common shareholders	$(44,558)	$(3,608)	$2,200	$11,570	$(3,586)

Weighted average earnings per share:
Income from continuing operations	$(0.04)	$—	$—	$0.01	$—
Loss from discontinued operations	—	—	—	—	—
Net income loss applicable to common shareholders	$(0.04)	$—	$—	$0.01	$—

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:

Total Assets	$1,793,475	$2,107,143	$2,107,129	$2,107,096	$2,174,528
Total Liabilities	$951,925	$1,221,035	$1,217,413	$1,219,580	$1,298,582
Stockholders' Equity	$841,550	$886,108	$889,716	$887,516	$875,946

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended December 31, 2018 as compared to the same period ended 2017.

The Company recognized net loss of ($44,558) in 2018 compared to net loss of ($3,608) in 2017. The increase in net loss is primarily due to the decrease in interest income – related parties due to the principal pay down on the notes receivables.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2018, we had total assets of $1,793,475. Our overall liabilities have decreased as compared to prior year. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2018 as compared to 2017 – The overall cash flow increased as compared to the year ended 2017. The Company received payment of principal and interest on notes receivable and paid principal and interest on notes payable during 2018.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2018, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2018 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The business affairs of the Company are managed by or under the direction of the Board of Directors. The Board of Directors is responsible for the general investment policies of the Company and for such general supervision of the business of the Company conducted by its officers, agents, employees, advisors or independent contractors as may be necessary to ensure that such business conforms to policies adopted by the Board of Directors. Pursuant to Article III, Section 3.1, of the Bylaws of the Company, there shall not be less than three (3) nor more than fifteen (15) directors of the Company. The number of directors shall be determined from time to time by resolution of the directors, and the last count of that number of directors was at three (3) at the time of creation of the Company. The initial three directors were the three members of the Board of Trustees of the Trust. The term of office of each director is one year and until the election and qualification of his or her successor. Directors may succeed themselves in office and are to be elected at an annual meeting of stockholders or appointed by the Company’s incumbent Board of Directors.

During 2018, the composition of the Board of Directors changed but remained at two in number. Effective April 30, 2018, Steven A. Shelley, a Director, Vice President and Secretary of the Company since December 29, 2010, resigned as a Director and an officer. On May 31, 2018, the remaining member of the Board of Directors appointed Cecelia Maynard, a Director, Vice President and Secretary of the Company. Effective October 31, 2018, Daniel J. Moos, a Director, President and Treasurer of the Company since April 19, 2011, resigned as a Director and officer of the Company. On November 1, 2018, the remaining member of the Board of Directors appointed R. Neil Crouch II, a Director, President and Treasurer of the Company. Neither Mr. Shelley nor Mr. Moos had any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

The two current directors of the Company (both of whom are also executive officers) are listed below, together with their ages, all positions and offices with the Company, their principal occupation, business experience and directorship with other companies during the last five years or more. A vacancy currently exists on the Board of Directors.

The names, ages and positions of the directors as of December 31, 2018 are set forth below.

Name	Age	Position with the Company

R. Neil Crouch II	66	Director, President and Treasurer

Cecelia K. Maynard	67	Director, Vice President and Secretary

R. Neil Crouch II, 66

Director, President and Treasurer of the Company since November 1, 2018.

Mr. Crouch has been employed since May 2006 as Vice President and Chief Financial Officer of Balkan Energy Company, a Dallas, Texas based entity involved in the energy industry in Bulgaria, Ghana and Nigeria. From August 1, 2006 to March 24, 2009, he served as a director and from February 23, 2007 to March 24, 2009, as Chairman of the Board of Income Opportunity Realty Investors, Inc., a Nevada corporation, which has its common stock listed and traded on the NYSE American under the symbol “IOR.”

Cecelia K. Maynard, 67

Director, Vice President and Secretary of the Company since May 31, 2018.

Ms. Maynard was employed by Pillar Income Asset Management, Inc. (“Pillar”) from January 2011 through December 31, 2018. Pillar is a Nevada corporation which provides management services to other entities.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2018 but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

The Board of Directors adopted, on February 23, 2004, a Code of Ethics policy for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. FEPI does not have a website, but a copy of such document may be obtained by written request to the Secretary of FEPI. Those requests should be sent to Secretary, First Equity Properties, Inc., 1603 LBJ Freeway, Suite 800, Dallas, Texas 75234.

Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member, in care of the Secretary of First Equity Properties, Inc., 1603 LBJ Freeway, Suite 800, Dallas, Texas 75234.

Compliance With Section 16(a) of the 1934 Act.

Under the securities laws of the United States, the Company’s directors, executive officers and any person holding more than 10% of the Company’s shares of common stock are required to report their ownership of the Company’s shares and any changes in ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company’s directors, executive officers and 10% holders during 2018. In making these statements, the Company has relied on the written representations of its directors, executive officers and 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 28, 2019, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

shares of common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 800 Dallas, Texas 75234	396,411 (2) shares	37.48%

shares of common stock, par value $0.01 per share	TPS Income, Inc. 1809 Lakecrest Court Carrollton, Texas 75006	396,410 (2) shares	37.48%

________________________

(1)                Based on 1,057,628 shares of common stock outstanding on March 28, 2019.

(2)                On October 24, 2018, Nevada Sea Investments, Inc. sold to TPS Income, Inc. 396,410 shares as a single block in a privately negotiated transaction for an aggregate purchase price of $332,113.05 (approximately $0.8378019 per share).

As of March 28, 2019, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company and all present executive officers and directors, as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)

shares of common stock, par value $0.01 per share	R. Neil Crouch II 1603 LBJ Freeway, Suite 850 Dallas, Texas 75234	-0-	0%

shares of common stock, par value $0.01 per share	Cecelia Maynard 1603 LBJ Freeway, Suite 850 Dallas, Texas 75234	-0-	0%

shares of common stock, par value $0.01 per share	All officers and directors as a group (2 persons)	-0-	0%

________________________

(a)       Based on 1,057,628 shares of common stock outstanding on March 28, 2019.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2018 and 2017 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2018	2017
Audit fees	$31,085	$35,138
Audit related fees	—	—
Tax fees -preparation of corporate federal income tax returns	1,900	1,500
All other fees	—	—

Total	$32,985	$36,638

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	14

Balance Sheets as of December 31, 2018 and 2017	15

Statements of Operations for the years ended December 31, 2018, 2017 and 2016	16

Statements of Changes in Shareholders Equity for the years ended December 31, 2018, 2017 and 2016	17

Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	18

Notes to Financial Statements	19

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

Dated: March 28, 2019	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ R. NEIL CROUCH II
R. Neil Crouch II
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ R. NEIL CROUCH II R. Neil Crouch II	Director, President and Treasurer	March 28, 2019

/S/ CECELIA K. MAYNARD Cecelia K. Maynard	Director, Vice President and Secretary	March 28, 2019

FIRST EQUITY PROPERTIES, INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

First Equity Properties, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2018, and 2017 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2018 and 2017 and the results of operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Richardson, Texas

March 28, 2019

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets	(unaudited)
Notes receivable and accrued interest - related parties	$1,592,418	$2,106,229
Cash and cash equivalents	201,057	914

Total assets	$1,793,475	$2,107,143

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$584,360	$836,953
Accounts payable - other	—	669
Accounts payable - related parties	367,565	383,413
Total liabilities	951,925	1,221,035

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(545,708)	(501,150)

Total shareholders' equity	841,550	886,108

Total liabilities and shareholders' equity	$1,793,475	$2,107,143

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018, 2017, and 2016

	2018	2017	2016

Revenue
Revenue from operations	$-	$-	$-

Total revenue	-	-	-

Operating Expenses
Administrative fees - related parties	72,000	72,000	63,000
General and administrative	19,446	16,601	17,041
Legal and professional fees	45,661	38,814	41,905

Total operating expenses	137,107	127,415	121,946

Income (loss) before interest expense and taxes	(137,107)	(127,415)	(121,946)

Other income (expense)
Interest income - related parties	159,661	205,445	206,007
Interest expense - related parties	(67,112)	(81,638)	(81,861)

Net income (loss) applicable to common shareholders	$(44,558)	$(3,608)	$2,200

Earnings (loss) per share	$(0.04)	$—	$—

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017, and 2016

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balances at January 1, 2016	1,057,628	$10,576	$1,376,682	$(499,742)	$887,516

Net income (loss)	—	—	—	2,200	2,200
Balances at December 31, 2016	1,057,628	10,576	1,376,682	(497,542)	889,716

Net income (loss)	—	—	—	(3,608)	(3,608)
Balances at December 31, 2017	1,057,628	10,576	1,376,682	(501,150)	886,108

Net income (loss)	—	—	—	(44,558)	(44,558)
Balances at December 31, 2018	1,057,628	10,576	1,376,682	(545,708)	841,550

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$(44,558)	$(3,608)	$2,200
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	12,632	—	—
Accounts receivable - related parties	—	—	—
Increase (decrease) in
Accounts payable - other	(669)	(4,063)	4,063
Accounts payable - related parties	(15,848)	7,685	(6,230)
Interest payable - related parties	(20,577)	—	—

Net cash provided by (used for) operating activities	(69,020)	14	33

Cash Flows from Investing Activities
Notes receivable - related parties	501,179	—	—

Net cash provided by (used for) investing activities	501,179	—	—

Cash Flows from Financing Activities
Notes payable - related parties	(232,016)	—	—

Net cash provided by (used for) financing activities	(232,016)	—	—
Net increase (decrease) in cash and cash equivalents	200,143	14	33
Cash and cash equivalents at the beginning of period	914	900	867

Cash and cash equivalents at the end of period	$201,057	$914	$900

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$72,960	$81,638	$81,861

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Business

First Equity Properties, Inc. is a Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Dallas, TX. The Company’s principal line of business and source of revenue is currently investments and interest on notes receivable. FEPI is a publicly traded company; however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

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

Recent Accounting Pronouncements

The company values its financial instruments as required by ASC 820, “Fair Value Measurements and Disclosures”. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. We did not record any impairment charges for the years ended December 31, 2018 and 2017.

NOTE B. NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,164,113 and $389,154 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum. The maturity date of these notes has been extended to December 31, 2019.

	2018	2017
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$2,054,446

Accrued interest – related parties	39,151	51,783

Total notes and accounts receivable – related parties	$1,592,418	$2,106,229

A subsequent payment for interest of $39,151 on notes receivable was received in January 2019 which makes the notes and interest receivable balances current.

NOTE C. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2018	2017
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$816,376

Accrued interest and intercompany – related parties	0	20,577
Total notes payable – related parties	$584,360	$836,953

	Payments due by period
	Total	2019	2020	2021	2022	2023	Thereafter
Long term debt	$584,360	$584,360	$—	$—	$—	$—	$—

	$584,360	$584,360	$—	$—	$—	$—	$—

NOTE D. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets. The Company had ($6,306) in NOL carry forward from 2014 and 2017.

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2018	2017	2016
Federal income tax at statutory rate per books	$(9,357)	$(541)	$330
Change in valuation allowance	9,357	541	—
Net operating loss	—	—	(330)
Federal income tax per tax return	$—	$—	$—

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2018, 2017, and 2016 are subject to examination, by the IRS, generally for three years after they are filed.

NOTE E. FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable related parties, notes receivable related parties and accounts payable related parties approximate fair value due to short-term maturities of these assets and liabilities.

 NOTE F. COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE G. COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2018, 2017, and 2016, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H. QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2018 and 2017.

	Year ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	50,426	26,575	30,500	29,606
Net income from continuing operations before taxes	(50,426)	(26,575)	(30,500)	(29,606)
Interest income	42,575	38,755	39,181	39,150
Interest expense	20,130	16,894	15,359	14,729
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(27,981)	$(4,714)	$(6,678)	$(5,185)
Earnings per share
Weighted average earnings per share applicable to common shares	$(0.03)	$—	$(0.01)	$—

	Year ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	48,577	25,474	27,154	26,210
Net income from continuing operations before taxes	(48,577)	(25,474)	(27,154)	(26,210)
Interest income	50,658	51,221	51,783	51,783
Interest expense	20,130	20,354	20,577	20,577
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(18,049)	$5,393	$4,052	$4,996
Earnings per share
Weighted average earnings per share applicable to common shares	$(0.02)	$0.01	$—	$—

NOTE I. RELATED PARTIES TRANSACTIONS

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the twelve months ended December 31, 2018 was $72,000 which is included in General and Administrative expenses of the Statements of Operations. The Company owes another related entity $367,565 as of December 31, 2018.

NOTE J. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 28, 2019, the date the financial statements were available to be issued, and has determined that there were subsequent receipts in January 2019 for interest on notes receivable.

Exhibit 31.1

RULE 13a-14(a)/15d-14(a) CERTIFICATION

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 28, 2019

/S/ R. NEIL CROUCH II
R. Neil Crouch II President & Treasurer (Principal Executive Officer)

Exhibit 31.2

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Cecelia K. Maynard, certify that:

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 28, 2019

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of First Equity Properties, Inc. (the “Company”), on Form 10-K for the period ended December 31, 2018, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, I and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 28, 2019

/S/ R. NEIL CROUCH II
R. Neil Crouch II President & Treasurer

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary