Form 10-Q
period 2019-03-31
FIRST EQUITY PROPERTIES INC
filed 2019-05-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) *.  ☑  Yes  ☐   No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 15, 2019)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Notes receivable and accrued interest - related parties	1,591,567	1,592,418
Accounts receivable - related parties	213,550	—
Cash and cash equivalents	396	201,057

Total assets	$1,805,513	$1,793,475

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$598,769	$584,360
Accounts payable - other	29,232	—
Accounts payable - related parties	363,669	367,565
Total liabilities	991,670	951,925

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(573,415)	(545,708)

Total shareholders' equity	813,843	841,550

Total liabilities and shareholders' equity	$1,805,513	$1,793,475

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)
	For the three months ended March 31,
	2019	2018
Operating Expenses
Administrative fees - related parties	18,000	18,000
General and administrative	3,390	3,026
Legal and professional fees	30,207	29,400
Total operating expenses	51,597	50,426
Income (loss) before interest expense and taxes	(51,597)	(50,426)
Other income (expense)
Interest income - related parties	38,300	42,575
Interest expense - related parties	(14,410)	(20,130)
Net income (loss) applicable to common shareholders	$(27,707)	$(27,981)
Earnings (loss) per share	$(0.03)	$(0.03)
Weighted average shares outstanding	1,057,628	1,057,628
The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2019
(unaudited)

	Common Stock
			Paid in	Retained
	Shares	Amount	Capital	Earnings (Deficit)	Total Equity
Balances at January 1, 2019	1,057,628	$10,576	$1,376,682	$(545,708)	$841,550
Net income (loss)	—	—	—	(27,707)	(27,707)
Balances at March 31, 2019	1,057,628	$10,576	$1,376,682	$(573,415)	$813,843

	Common Stock
			Paid in	Retained
	Shares	Amount	Capital	Earnings (Deficit)	Total Equity
Balances at January 1, 2018	1,057,628	$10,576	$1,376,682	$(501,150)	$886,108
Net income (loss)	—	—	—	(27,981)	(27,981)
Balances at March 31, 2018	1,057,628	$10,576	$1,376,682	$(529,131)	$858,127

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(27,707)	$(27,981)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	851	9,208
Accounts receivable - related parties	(213,550)	(508,960)
Increase (decrease) in
Accounts payable - other	29,232	28,356
Accounts payable - related parties	(3,896)	660
Interest payable - related parties	14,409	(447)

Net cash provided by (used for) operating activities	(200,661)	(499,164)

Cash Flows from Investing Activities
Notes receivable - related parties	—	500,000

Net cash provided by (used for) investing activities	—	500,000

Net increase (decrease) in cash and cash equivalents	(200,661)	836
Cash and cash equivalents at the beginning of period	201,057	914

Cash and cash equivalents at the end of period	$396	$1,750

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$9,446	$20,577

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2018.  Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2019.

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

	2019	2018
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$1,553,267
Accrued interest – related parties	38,300	39,151

Total notes and accounts receivable – related parties	$1,591,567	$1,592,418

Subsequent payments for interest on notes receivable were received in May 2019 for $38,300 which makes the interest receivable balances current.

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2019	2018
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$584,360

Accrued interest and intercompany – related parties	4,963	—

Total notes payable – related parties	$589,323	$584,360

Long term debt and accrued interest is due December 31, 2019.

Subsequent payments for interest on notes payable were made in April 2019 totaling $4,963, which makes the notes and interest payable balances current.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2019 was $18,000 which is included in General and Administrative expenses of the Statements of Operations.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2019, the date the financial statements were available to be issued, and has determined that there has been subsequent payments made in April 2019 for interest owed on notes payable and payments received in May 2019 for interest on notes receivable.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2019 and 2018. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2019 to the same period ended 2018.

We reported net loss applicable to common shareholders of ($27,707) for the three months ended March 31, 2019 as compared to a net loss to common shareholders of ($27,981) for the same period ended 2018.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of March 31, 2019:

Our accounts receivable – related parties increased due to short term funding to a related party.

Our accounts payable – other increased due to the accrual of the 2018 audit review fees.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
8

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2019	By:	/s/ R. NEIL CROUCH II
R. Neil Crouch II Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 15, 2019	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard Director, Vice President & Secretary

10

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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: May 15, 2019	By:	/s/ R. NEIL CROUCH II
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: May 15, 2019	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of First Equity Properties, Inc. (the “Company”), on Form 10-Q for the period ended March 31, 2019, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 15, 2019	By:	/s/ R. NEIL CROUCH II
R. Neil Crouch II President and Treasurer

Date: May 15, 2019	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President and Secretary