Form 10-Q
period 2019-09-30
FIRST EQUITY PROPERTIES INC
filed 2019-11-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(Zip Code)

(469) 522-4200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FEPI	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes   [  ]  No.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) *.  [X]  Yes  [  ]   No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [X]   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at November 14, 2019)

1

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Notes receivable and accrued interest - related parties	$1,553,267	$1,592,418
Accounts receivable - related parties	168,535	—
Cash and cash equivalents	40,907	201,057

Total assets	$1,762,709	$1,793,475

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$584,360	$584,360
Accounts payable - other	794	—
Accounts payable - related parties	367,115	367,565
Total liabilities	952,269	951,925

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(576,818)	(545,708)

Total shareholders' equity	810,440	841,550

Total liabilities and shareholders' equity	$1,762,709	$1,793,475

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2019	2018	2019	2018

Revenue
Revenue from operations	$—	$—	$—	$—
Total revenue	—	—	—	—

Operating Expenses
Administrative fees - related parties	18,000	18,000	54,000	54,000
General and administrative	7,106	12,500	49,579	53,502

Total operating expenses	25,106	30,500	103,579	107,502

Income (loss) before interest expense and taxes	(25,106)	(30,500)	(103,579)	(107,502)

Other income (expense)
Interest income - related parties	39,151	39,181	116,176	120,511
Interest expense - related parties	(14,729)	(15,359)	(43,707)	(52,383)

Net income (loss) applicable to common shareholders	$(684)	$(6,678)	$(31,110)	$(39,374)

Earnings (loss) per share	$—	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2019
(unaudited)

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balances at January 1, 2019	1,057,628	$10,576	$1,376,682	$(545,708)	$841,550
Net income (loss)	—	—	—	(31,110)	(31,110)
Balances at September 30, 2019	1,057,628	$10,576	$1,376,682	$(576,818)	$810,440

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balances at January 1, 2018	1,057,628	$10,576	$1,376,682	$(501,150)	$886,108
Net income (loss)	—	—	—	(39,374)	(39,374)
Balances at September 30, 2018	1,057,628	$10,576	$1,376,682	$(540,524)	$846,734

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(31,110)	$(39,374)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	39,151	51,783
Accounts receivable - related parties	(168,535)	(199,650)
Increase (decrease) in
Accounts payable - other	794	5,966
Accounts payable - related parties	(450)	(16,298)
Interest payable - related parties	—	(20,577)

Net cash provided by (used for) operating activities	(160,150)	(218,150)

Cash Flows from Investing Activities
Notes receivable - related parties	—	501,179
Net cash provided by (used for) investing activities	—	501,179

Cash Flows from Financing Activities
Notes payable - related parties	—	(232,016)

Net cash provided by (used for) financing activities	—	(232,016)
Net increase (decrease) in cash and cash equivalents	(160,150)	51,013
Cash and cash equivalents at the beginning of period	201,057	914

Cash and cash equivalents at the end of period	$40,907	$51,927

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$43,707	$72,960

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2018.  Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2019.

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

	2019	2018
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$1,553,267
Accrued interest – related parties	0	0

Total notes and accounts receivable – related parties	$1,553,267	$1,553,267

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2019	2018
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$584,360

Accrued interest and intercompany – related parties	0	0

Total notes payable – related parties	$584,360	$584,360

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the nine months ended September 30, 2019 was $54,000 which is included in General and Administrative expenses of the Statements of Operations. Pillar owes the Company $168,535 at September 30, 2019. The Company owes another related entity $367,115 as of September 30, 2019.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2019, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2019 and 2018. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended September 30, 2019 to the same period ended 2018.

We reported net loss applicable to common shareholders of ($684) for the three months ended September 30, 2019 as compared to net income to common shareholders of ($6,678) for the same period ended 2018. The decrease in net loss was due to a decrease in legal expenses and filing fees.

Comparison of the nine months ended September 30, 2019 to the same period ended 2018.

We reported a net loss applicable to common shareholders of ($31,110) for the nine months ended September 30, 2019 as compared to a net loss to common shareholders of ($39,374) for the same period ended 2018 The decrease in net loss was mostly due to a decrease in interest expense – related parties due to principal pay down on notes payables.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of September 30, 2019:

Our cash and cash equivalents decreased due to short term funding to a related party.

Our accounts receivable – related parties increased due to short term funding to a related party.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2019	By:	/s/ R. Neil Crouch II
R. Neil Crouch II Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: November 14, 2019	By:	/s/ Cecelia K. Maynard
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: November 14, 2019	By:	/s/ R. Neil Crouch II
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: November 14, 2019	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of First Equity Properties, Inc. (the “Company”), on Form 10-Q for the period ended September 30, 2019, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2019	By:	/s/ R. Neil Crouch II
R. Neil Crouch II President and Treasurer

Date: November 14, 2019	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President and Secretary