Form 10-K
period 2019-12-31
FIRST EQUITY PROPERTIES INC
filed 2020-03-20
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2019 by persons believed to be non-affiliates of the Registrant.

As of March 19, 2020, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

Effective May 1, 2004, the Company sold all of the issued and outstanding common stock of a subsidiary company known as Carmel Realty, Inc., a Texas corporation (“Carmel”) and a 99% limited partnership interest in Carmel Realty Services, Ltd., a Texas limited partnership (“CRSL”) for an aggregate sale price of $2,072,540 (a basis equivalent to ten times capitalization of the management fees collected by Carmel and CRSL during 2003) to Regis. Regis paid cash of $250,000 to the Company and delivered a promissory note dated May 1, 2004 in the stated principal amount of $1,822,540 payable to the order of the Company on demand or, if no demand is made prior thereto, on December 31, 2011, with interest payable monthly as it accrues. This loan has been extended to December 31, 2021. Such promissory note is secured by a pledge of the common stock of Carmel and the partnership interest of CRSL sold.

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

During 2020, a strain of coronavirus (“COVID – 19”) was reported, resulting in decreased economic activity and concerns about pandemic, which would adversely affect the broader global economy. At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

As of December 31, 2019, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 1,800 holders of record.

During the three years ended December 31, 2019, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2019, are derived from the audited financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS DATA:

Revenues	$—	$—	$—	$—	$—

General and administrative	127,402	137,107	127,415	121,946	113,142
Other income	—	—	—	—	—
Income from continuing operations	(127,402)	(137,107)	(127,415)	(121,946)	(113,142)
Gain on sale	—	—	—	—	—
Interest income	155,327	159,661	205,445	206,007	208,012
Interest expense	(58,436)	(67,112)	(81,638)	(81,861)	(83,300)
Income (loss) before taxes	(30,511)	(44,558)	(3,608)	2,200	11,570
Income tax benefit (expense)	—	—	—	—	—

Net income (loss) applicable to common shareholders	$(30,511)	$(44,558)	$(3,608)	$2,200	$11,570

Weighted average earnings per share:
Income from continuing operations	$(0.03)	$(0.04)	$—	$—	$0.01
Loss from discontinued operations	—	—	—	—	—
Net income loss applicable to common shareholders	$(0.03)	$(0.04)	$—	$—	$0.01

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:

Total Assets	$1,763,288	$1,793,475	$2,107,143	$2,107,129	$2,107,096
Total Liabilities	$952,249	$951,925	$1,221,035	$1,217,413	$1,219,580
Stockholders' Equity	$811,039	$841,550	$886,108	$889,716	$887,516

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended December 31, 2019 as compared to the same period ended 2018.

The Company recognized net loss of ($30,511) in 2019 compared to net loss of ($44,558) in 2018. The decrease in net loss is primarily due to the decrease in interest expense – related parties due to principal pay down on the notes payable.

Results of operations for the year ended December 31, 2018 as compared to the same period ended 2017.

The Company recognized net loss of ($44,558) in 2018 compared to net loss of ($3,608) in 2017. The increase in net loss is primarily due to a decrease in interest income – related parties due to principal pay down on the notes receivables.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2019, we had total assets of $1,763,288. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2019 as compared to 2018 – The overall cash flow decreased as compared to the year ended 2018 due to short term funding to a related party.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2019, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2019 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2019 are set forth below.

Name	Age	Position with the Company

R. Neil Crouch II	67	Director, President and Treasurer

Cecelia K. Maynard	68	Director, Vice President and Secretary

R. Neil Crouch II, 67

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

Cecelia K. Maynard, 68

Director, Vice President and Secretary of the Company since May 31, 2018.

Ms. Maynard was employed by Pillar Income Asset Management, Inc. (“Pillar”) from January 2011 through December 31, 2018. Pillar is a Nevada corporation which provides management services to other entities.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2019 but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

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

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 19, 2020, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 800 Dallas, Texas 75234	396,411 (2) shares	37.48%

common stock, par value $0.01 per share	TPS Income, Inc. 1809 Lakecrest Court Carrollton, Texas 75006	396,410 (2) shares	37.48%

________________________

(1)                Based on 1,057,628 shares of common stock outstanding on March 19, 2020.

(2)                On October 24, 2018, Nevada Sea Investments, Inc. sold to TPS Income, Inc. 396,410 shares as a single block in a privately negotiated transaction for an aggregate purchase price of $332,113.05 (approximately $0.8378019 per share).

As of March 19, 2020, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company and all present executive officers and directors, as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)

common stock, par value $0.01 per share	R. Neil Crouch II 1603 LBJ Freeway, Suite 850 Dallas, Texas 75234	-0-	0%

common stock, par value $0.01 per share	Cecelia Maynard 1603 LBJ Freeway, Suite 850 Dallas, Texas 75234	-0-	0%

common stock, par value $0.01 per share	All officers and directors as a group (2 persons)	-0-	0%

________________________

(a)       Based on 1,057,628 shares of common stock outstanding on March 19, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has historically engaged in and likely will continue to engage in certain business transactions with related parties. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of premarket forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our Company.

All of our Notes Receivable are issued by entities which, in the past, had some interest in the Company, either as a stockholder or through another business transaction. Similarly, our Notes Payable include a note issued by the Company to a Trust, the beneficiaries of which may also have an interest in the entities which are the issuers of our Notes Receivable. At December 31, 2019, the Company had notes receivable due from the related parties of $1,553,267. During the year ended December 31, 2019, the Company recognized interest income of $155,327 through the payment of quarterly installments of interest. See Note B to the Financial Statements.

During the fiscal year ended December 31, 2019, the Company paid $58,436 through the payment of interest quarterly on the Notes Payable due to related parties. See Note C to the Financial Statements.

Director Independence

Although the Company is not a listed issuer, the Board of Directors has determined to utilize a definition of independence from the NYSE American exchange standard. Utilizing that standard, the Board of Directors, which consists of only two individuals who are also executive officers of the Company, has each separately determined that each Director is “independent,” utilizing the standards of the NYSE American exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2019 and 2018 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2019	2018
Audit fees	$33,799	$31,085
Audit related fees	—	—
Tax fees -preparation of corporate federal income tax returns	1,900	1,900
All other fees	—	—

Total	$35,699	$32,985

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	18

Balance Sheets as of December 31, 2019 and 2018	19

Statements of Operations for the years ended December 31, 2019, 2018 and 2017	20

Statements of Changes in Shareholders Equity for the years ended December 31, 2019, 2018 and 2017	21

Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	22

Notes to Financial Statements	23-27

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits. The following documents are filed herewith as exhibits or incorporated by the references indicated below:

Exhibit Designation	Description of Exhibit
2.1	Plan of Reorganization (as modified) dated March 22, 1996 (incorporation by reference is made by Exhibit 2.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.2	First Amended Disclosure Statement (as modified) dated March 22, 1996 (incorporation by reference is made to Exhibit 2.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.3	Order Confirming Plan of Reorganization dated May 15, 1996 entered May 20, 1996 (incorporation by reference is made to Exhibit 2.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.4	First Modification to Plan of Reorganization (as modified) dated October 29, 1996 (incorporation by reference is made to Exhibit 2.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.5	Ex parte Order approving modification to Plan of Reorganization (as modified) entered October 29, 1996 (incorporation by reference is made to Exhibit 2.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.6	Certificate of Substantial Consummation dated January 21, 1997 (incorporation by reference is made to Exhibit 2.6 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

2.7	Final Decree issued by the Court on February 11, 1997 (incorporation by reference is made to Exhibit 2.7 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.1	Articles of Incorporation of WESPAC Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

Exhibit Designation		Description of Exhibit

3.2		Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3		Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4		Agreement and Plan of Merger of WESPAC Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5		Articles of Merger of WESPAC Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6		Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996).

3.7		Certificate of Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on July 12, 2004 (incorporation by reference is made to Exhibit 3.3 to Current Report on Form 8-K of First Equity Properties, Inc. for event reported May 1, 2004).

14		Code of Ethics for Senior Financial Officers (incorporation by reference is made to Exhibit 14 to Form 10-K of First Equity Properties, Inc. for the fiscal year ended December 31, 2003).

31.1	*	Certification of Principal Executive Officer.

31.2	*	Certification of Principal Financial and Accounting Officer.

32.1	*	Rule 1350 Certification by Principal Executive Officer and Principal Financial and Accounting Officer.

*	filed herewith

ITEM 16.	FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: March 19, 2020	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ R. NEIL CROUCH II
R. Neil Crouch II
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ R. NEIL CROUCH II R. Neil Crouch II	Director, President and Treasurer	March 19, 2020

/S/ CECELIA K. MAYNARD Cecelia K. Maynard	Director, Vice President and Secretary	March 19, 2020

FIRST EQUITY PROPERTIES, INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

First Equity Properties, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2019, and 2018 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2019 and 2018 and the results of operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

Richardson, Texas

March 19, 2020

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(unaudited)
Assets
Notes receivable and accrued interest - related parties	$1,553,267	$1,592,418
Accounts receivable - related parties	168,495	—
Cash and cash equivalents	41,526	201,057

Total assets	$1,763,288	$1,793,475

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$584,360	$584,360
Accounts payable - other	774	—
Accounts payable - related parties	367,115	367,565
Total liabilities	952,249	951,925

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(576,219)	(545,708)

Total shareholders' equity	811,039	841,550

Total liabilities and shareholders' equity	$1,763,288	$1,793,475

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017

Revenue
Revenue from operations	$—	$—	$—

Total revenue	—	—	—

Operating Expenses
Administrative fees - related parties	72,000	72,000	72,000
General and administrative	16,289	19,446	16,601
Legal and professional fees	39,113	45,661	38,814

Total operating expenses	127,402	137,107	127,415

Income (loss) before interest expense and taxes	(127,402)	(137,107)	(127,415)

Other income (expense)
Interest income - related parties	155,327	159,661	205,445
Interest expense - related parties	(58,436)	(67,112)	(81,638)

Net income (loss) applicable to common shareholders	$(30,511)	$(44,558)	$(3,608)

Earnings (loss) per share	$(0.03)	$(0.04)	$—

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2019, 2018, and 2017

	Common Stock			Retained
			Paid in	Earnings
	Shares	Amount	Capital	(Deficit)	Total Equity
Balances at January 1, 2017	1,057,628	$10,576	$1,376,682	$(497,542)	$889,716
Net income (loss)	—	—	—	(3,608)	(3,608)
Balances at December 31, 2017	1,057,628	10,576	1,376,682	(501,150)	886,108
Net income (loss)	—	—	—	(44,558)	(44,558)
Balances at December 31, 2018	1,057,628	10,576	1,376,682	(545,708)	841,550
Net income (loss)	—	—	—	(30,511)	(30,511)
Balances at December 31, 2019	1,057,628	10,576	1,376,682	(576,219)	811,039

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$(30,511)	$(44,558)	$(3,608)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	39,151	12,632	—
Accounts receivable - related parties	(168,495)	—	—
Increase (decrease) in
Accounts payable - other	774	(669)	(4,063)
Accounts payable - related parties	(450)	(15,848)	7,685
Interest payable - related parties	—	(20,577)	—
Net cash provided by (used for) operating activities	(159,531)	(69,020)	14
Cash Flows from Investing Activities
Notes receivable - related parties	—	501,179	—
Net cash provided by (used for) investing activities	—	501,179	—
Cash Flows from Financing Activities
Notes payable - related parties	—	(232,016)	—
Net cash provided by (used for) financing activities	—	(232,016)	—
Net increase (decrease) in cash and cash equivalents	(159,531)	200,143	14
Cash and cash equivalents at the beginning of period	201,057	914	900
Cash and cash equivalents at the end of period	$41,526	$201,057	$914
Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$58,436	$72,960	$81,638
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

Recent Accounting Pronouncements

The company values its financial instruments as required by ASC 820, “Fair Value Measurements and Disclosures”. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. The note receivable review includes an evaluation of the collateral property securing such note. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. We did not record any impairment charges for the years ended December 31, 2019 and 2018.

NOTE B. NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,164,113 and $389,154 which are payable in quarterly installments of interest only. The notes accrue interest at 10% per annum. The maturity date of these notes has been extended to December 31, 2021.

	2019	2018
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$1,553,267
Accrued interest – related parties	0	39,151
Total notes and accounts receivable – related parties	$1,553,267	$1,592,418

NOTE C. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2019	2018
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$584,360
Accrued interest and intercompany – related parties	0	0
Total notes payable – related parties	$584,360	$584,360

	Payments made by period
	Total	2020	2021	2022	2023	2024	Thereafter
Long term debt	$584,360	$584,360	$—	$—	$—	$—	$—
	$584,360	$584,360	$—	$—	$—	$—	$—
24

NOTE D. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets. The Company had $50,864 in NOL carry forward from 2014, 2017, and 2018.

NOL Carryover

2014, expiring 2034	$2,698
2017, expiring 2037	3,608
2018, no expiration	44,558
Total carryover to 2019	$50,864

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2019	2018	2017
Federal income tax at statutory rate per books	$(6,407)	$(9,357)	$(541)
Change in valuation allowance	6,407	9,357	541
Net operating loss	—	—	—
Federal income tax per tax return	$—	$—	$—

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2019, 2018, and 2017 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE G. COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2019, 2018, and 2017, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H. QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2019 and 2018.

	Year ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
Operating expenses	51,597	26,876	25,106	23,823
Net income from continuing operations before taxes	(51,597)	(26,876)	(25,106)	(23,823)
Interest income	38,300	38,725	39,151	39,151
Interest expense	14,410	14,569	14,729	14,728
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(27,707)	$(2,720)	$(684)	$600

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.03)	$—	$—	$—

	Year ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
Operating expenses	50,426	26,575	30,500	29,606
Net income from continuing operations before taxes	(50,426)	(26,575)	(30,500)	(29,606)
Interest income	42,575	38,755	39,181	39,150
Interest expense	20,130	16,894	15,359	14,729
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(27,981)	$(4,714)	$(6,678)	$(5,185)

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.03)	$—	$(0.01)	$—

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the twelve months ended December 31, 2019 was $72,000 which is included in General and Administrative expenses of the Statements of Operations. The Company is owed $168,495 from Pillar Asset Management and owes another related entity $367,115 as of December 31, 2019.

NOTE J. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 19, 2020, the date the financial statements were available to be issued, and has determined that there were no subsequent events to be reported.

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

Dated: March 19, 2020

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

Dated: March 19, 2020

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of First Equity Properties, Inc. (the “Company”), on Form 10-K for the period ended December 31, 2019, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, I and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 19, 2020

/S/ R. NEIL CROUCH II
R. Neil Crouch II President & Treasurer

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary