Form 10-Q
period 2020-03-31
FIRST EQUITY PROPERTIES INC
filed 2020-05-13
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at May 13, 2020)

1

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
Assets		(unaudited)
Notes receivable and accrued interest - related parties	$1,553,267	$1,553,267
Accounts receivable - related parties	—	168,495
Cash and cash equivalents	210,941	41,526

Total assets	$1,764,208	$1,763,288

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$584,360	$584,360
Accounts payable - other	30,533	774
Accounts payable - related parties	367,115	367,115
Total liabilities	982,008	952,249

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(605,058)	(576,219)

Total shareholders' equity	782,200	811,039

Total liabilities and shareholders' equity	$1,764,208	$1,763,288

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2020	2019

Operating Expenses
Administrative fees - related parties	$18,000	$18,000
General and administrative	4,182	3,390
Legal and professional fees	30,813	30,207

Total operating expenses	52,995	51,597

Income (loss) before interest expense and taxes	(52,995)	(51,597)

Other income (expense)
Interest income - related parties	38,725	38,300
Interest expense - related parties	(14,569)	(14,410)

Net income (loss) applicable to common shareholders	$(28,839)	$(27,707)

Earnings (loss) per share	$(0.03)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

(unaudited)

	Common Stock			Retained
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balances at January 1, 2020	1,057,628	$10,576	$1,376,682	$(576,219)	$811,039
Net income (loss)	—	—	—	(28,839)	(28,839)
Balances at March 31, 2020	1,057,628	$10,576	$1,376,682	$(605,058)	$782,200

	Common Stock			Retained
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balances at January 1, 2019	1,057,628	$10,576	$1,376,682	$(545,708)	$841,550
Net income (loss)	—	—	—	(27,707)	(27,707)
Balances at March 31, 2019	1,057,628	$10,576	$1,376,682	$(573,415)	$813,843

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(28,839)	$(27,707)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	—	851
Accounts receivable - related parties	168,495	(213,550)
Increase (decrease) in
Accounts payable - other	29,759	29,232
Accounts payable - related parties	—	(3,896)
Interest payable - related parties	—	14,409

Net cash provided by (used for) operating activities	169,415	(200,661)

Net increase (decrease) in cash and cash equivalents	169,415	(200,661)
Cash and cash equivalents at the beginning of period	41,526	201,057

Cash and cash equivalents at the end of period	$210,941	$396

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$14,569	$9,446

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019.  Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2020.

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

	2020	2019
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$1,553,267
Accrued interest – related parties	—	38,300

Total notes and accounts receivable – related parties	$1,553,267	$1,591,567

NOTE 4. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

	2020	2019
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$584,360

Accrued interest and intercompany – related parties	—	—

Total notes payable – related parties	$584,360	$584,360

Long term debt and accrued interest is due December 31, 2021.

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2020 was $18,000 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has evaluated subsequent events through May 13, 2020, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2020 and 2019. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on affiliated notes.

Comparison of the three months ended March 31, 2020 to the same period ended 2019.

We reported net loss applicable to common shareholders of ($28,839) for the three months ended March 31, 2020 as compared to a net loss to common shareholders of ($27,707) for the same period ended 2019.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of March 31, 2020:

Our accounts receivable – related parties decreased due to the return of short term funding to a related party.

Our cash and cash equivalents increased due to the return of short term funding from a related party.

Our accounts payable – other increased due to the accrual of the 2019 audit review fees.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2020 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
10

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1 *	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 13, 2020	By:	/s/ R. NEIL CROUCH II
R. Neil Crouch II
Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 13, 2020	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard Director, Vice President & Secretary
12

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

Dated: May 13, 2020

	By:	/s/ R. Neil Crouch II
R. Neil Crouch II
President and Treasurer (Principal Executive Officer)
13

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

Dated: May 13, 2020

	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard
Vice President & Secretary (Principal Financial Officer)

14

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of First Equity Properties, Inc. (the “Company”), on Form 10-Q for the period ended March 31, 2020, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 13, 2020

	By:	/s/ R. Neil Crouch II
R. Neil Crouch II
President and Treasurer (Principal Executive Officer)

Dated: May 13, 2020

	By:	/s/ CECELIA K. MAYNARD
Cecelia K. Maynard
Vice President & Secretary (Principal Financial Officer)