Form 10-Q
period 2020-06-30
FIRST EQUITY PROPERTIES INC
filed 2020-08-13
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)*.  [X]  Yes  [  ]   No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             [  ]  Yes  [X]   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	1,057,628
(Class)	(Outstanding at August 12, 2020)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.

BALANCE SHEET

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Notes receivable and accrued interest - related parties	$1,553,267	$1,553,267
Accounts receivable - related parties	—	168,495
Cash and cash equivalents	179,400	41,526

Total assets	$1,732,667	$1,763,288

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$584,360	$584,360
Accounts payable - other	940	774
Accounts payable - related parties	367,115	367,115
Total liabilities	952,415	952,249

Shareholders' equity
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(607,006)	(576,219)

Total shareholders' equity	780,252	811,039

Total liabilities and shareholders' equity	$1,732,667	$1,763,288

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2020	2019	2020	2019

Operating Expenses
Administrative fees - related parties	$18,000	$18,000	$36,000	$36,000
General and administrative	4,948	5,482	9,130	8,872
Legal and professional fees	3,156	3,394	33,969	33,601

Total operating expenses	26,104	26,876	79,099	78,473

Income (loss) before interest expense and taxes	(26,104)	(26,876)	(79,099)	(78,473)

Other income (expense)
Interest income - related parties	38,725	38,725	77,450	77,025
Interest expense - related parties	(14,569)	(14,569)	(29,138)	(28,978)

Net income (loss) applicable to common shareholders	$(1,948)	$(2,720)	$(30,787)	$(30,426)

Earnings (loss) per share	$—	$—	$(0.03)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019

         (unaudited)

For the three months ended June 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2020	1,057,628	$10,576	$1,376,682	$(605,058)	$782,200
Net income (loss)	—	—	—	(1,948)	(1,948)
Balances at June 30, 2020	1,057,628	$10,576	$1,376,682	$(607,006)	$780,252

For the three months ended June 30, 2019	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2019	1,057,628	$10,576	$1,376,682	$(573,415)	$813,843
Net income (loss)	—	—	—	(2,720)	(2,720)
Balances at June 30, 2019	1,057,628	$10,576	$1,376,682	$(576,134)	$811,124

For the six months ended June 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2019	1,057,628	$10,576	$1,376,682	$(576,219)	$811,039
Net income (loss)	—	—	—	(30,787)	(30,787)
Balances at June 30, 2020	1,057,628	$10,576	$1,376,682	$(607,006)	$780,252

For the six months ended June 30, 2019	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2018	1,057,628	$10,576	$1,376,682	$(545,708)	$841,550
Net income (loss)	—	—	—	(30,426)	(30,426)
Balances at June 30, 2019	1,057,628	$10,576	$1,376,682	$(576,134)	$811,124

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(30,787)	$(30,426)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	—	39,151
Accounts receivable - related parties	168,495	(168,535)
Increase (decrease) in
Accounts payable - other	166	4,454
Accounts payable - related parties	—	(450)

Net cash provided by (used for) operating activities	137,874	(155,806)

Net increase (decrease) in cash and cash equivalents	137,874	(155,806)
Cash and cash equivalents at the beginning of period	41,526	201,057

Cash and cash equivalents at the end of period	$179,400	$45,251

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$29,138	$28,978

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2019.  Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2020.

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

NOTE 2.	FEDERAL INCOME TAX

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

NOTE 3.	NOTES RECEIVABLE AND ACCRUED INTEREST - RELATED PARTIES

Receivables from related parties primarily consist of two notes of $1,164,113 and $389,154 which are due to the Company in quarterly installments of interest only. The notes accrue interest at 10% per annum.  The maturity date of these notes has been extended to December 31, 2021.

	June 30, 2020	June 30, 2019
Notes receivable – related parties
Unsecured, due on demand, interest rate of 10%, due monthly	$1,553,267	$1,553,267

Total notes and accounts receivable – related parties	$1,553,267	$1,553,267
NOTE 4.	NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES
	June 30, 2020	June 30, 2019
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$584,360	$584,360

Total notes payable – related parties	$584,360	$584,360

Long term debt and accrued interest is due December 31, 2021.

NOTE 5.	RELATED PARTIES TRANSACTIONS

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

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the six months ended June 30, 2020 was $36,000 which is included in General and Administrative expenses of the Statements of Operations. The Company owes $367,115 to another related party as of June 30, 2020.

NOTE 6.	SUBSEQUENT EVENTS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company has evaluated subsequent events through August 12, 2020, the date the financial statements were available to be issued, and has determined that there are none to be reported.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2020 and 2019. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on related party receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees and interest on related party notes.

Comparison of the three months ended June 30, 2020 to the same period ended 2019.

We reported net loss applicable to common shareholders of ($1,948) for the three months ended June 30, 2020 as compared to net income to common shareholders of ($2,720) for the same period ended 2019.

Comparison of the six months ended June 30, 2020 to the same period ended 2019.

We reported a net loss applicable to common shareholders of ($30,787) for the six months ended June 30, 2020 as compared to a net loss to common shareholders of ($30,426) for the same period ended 2019.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses including interest expense and legal and administrative fees.

Our principal source of cash is proceeds from interest income on our notes receivables. The following impacted our balance sheet as of June 30, 2020:

Our accounts receivable – related parties decreased due to the return of short term funding to a related party.

Our cash and cash equivalents increased due to the return of short term funding from a related party.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2020, the Company had no exposure to quantitative or qualitative issues.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2020 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

FIRST EQUITY PROPERTIES, INC.

Date: August 12, 2020	By:	/s/ R. Neil Crouch II
R. Neil Crouch II Director, President & Treasurer
FIRST EQUITY PROPERTIES, INC.

Date: August 12, 2020	By:	/s/ Cecelia K. Maynard
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: August 12, 2020	By:	/s/ R. Neil Crouch II
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
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: August 12, 2020	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of First Equity Properties, Inc. (the “Company”), on Form 10-Q for the period ended June 30, 2020, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 12, 2020	By:	/s/ R. Neil Crouch II
R. Neil Crouch II President and Treasurer

Date: August 12, 2020	By:	/s/ Cecelia K. Maynard
Cecelia K. Maynard Vice President and Secretary