Form 10-K
period 2020-12-31
FIRST EQUITY PROPERTIES INC
filed 2021-03-16
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2020 by persons believed to be non-affiliates of the Registrant.

As of March 12, 2021, there were 1,057,628 shares of common stock outstanding.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

As of December 31, 2020, the 1,057,628 post-split shares of Common Stock of FEPI issued and outstanding were held by approximately 600 holders of record.

During the three years ended December 31, 2020, FEPI did not issue or sell any securities, nor did FEPI purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2020, are derived from the audited financial statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016
STATEMENT OF OPERATIONS DATA:

Revenues	$—	$—	$—	$—	$—

General and administrative	132,441	127,402	137,107	127,415	121,946
Other income	—	—	—	—	—
Income from continuing operations	(132,441)	(127,402)	(137,107)	(127,415)	(121,946)
Gain on sale	—	—	—	—	—
Interest income	150,581	155,327	159,661	205,445	206,007
Interest expense	(53,632)	(58,436)	(67,112)	(81,638)	(81,861)
Income (loss) before taxes	(35,492)	(30,511)	(44,558)	(3,608)	2,200
Income tax benefit (expense)	—	—	—	—	—

Net income (loss) applicable to common shareholders	$(35,492)	$(30,511)	$(44,558)	$(3,608)	$2,200

Weighted average earnings per share:
Income from continuing operations	$(0.03)	$(0.03)	$(0.04)	$—	$—
Loss from discontinued operations	—	—	—	—	—
Net income loss applicable to common shareholders	$(0.03)	$(0.03)	$(0.04)	$—	$—

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:

Total Assets	$778,041	$1,763,288	$1,793,475	$2,107,143	$2,107,129
Total Liabilities	$2,494	$952,249	$951,925	$1,221,035	$1,217,413
Stockholders' Equity	$779,817	$811,039	$841,550	$886,108	$889,716

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of operations for the year ended December 31, 2020 as compared to the same period ended 2019.

The Company recognized net loss of ($35,492) in 2020 compared to net loss of ($30,511) in 2019. The increase in net loss is primarily due to an increase in general and administrative expenses.

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

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on notes receivables from related party entities. At December 31, 2020, we had total assets of $778,041. Total assets decreased in 2020 due to the decrease in the notes receivable. In December 2020 the related party note payable, account payable, notes receivable, and accounts receivable were assigned into one note receivable to restructure and simplify the accounting for the company. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2020 as compared to 2019 – The overall cash flow decreased as compared to the year ended 2019 due to short term funding to a related party and lower interest income recognized on the note receivable due to a decrease in principal.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2020, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PRCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2020 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. The assessment was based on criteria established in the framework Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2020 are set forth below.

Name	Age	Position with the Company

R. Neil Crouch II	68	Director, President and Treasurer
Cecelia K. Maynard	69	Director, Vice President and Secretary

R. Neil Crouch II, 68

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

Cecelia K. Maynard, 69

Director, Vice President and Secretary of the Company since May 31, 2018.

Ms. Maynard was employed by Pillar Income Asset Management, Inc. (“Pillar”) from January 2011 through December 31, 2018. Pillar is a Nevada corporation which provides management services to other entities.

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2020 but acted by written consent. The Board of Directors has no standing audit, nominating or compensation committee.

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

Compliance With Section 16(a) of the 1934 Act.

Under the securities laws of the United States, the Company’s directors, executive officers and any person holding more than 10% of the Company’s shares of common stock are required to report their ownership of the Company’s shares and any changes in ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company’s directors, executive officers and 10% holders during 2020. In making these statements, the Company has relied on the written representations of its directors, executive officers and 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of February 19, 2021, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

common stock, par value $0.01 per share	Nevada Sea Investments, Inc. 1603 LBJ Freeway, Suite 800 Dallas, Texas 75234	396,411 (2) shares	37.48%

common stock, par value $0.01 per share	TPS Income, Inc. 1809 Lakecrest Court Carrollton, Texas 75006	396,410 (2) shares	37.48%

________________________

(1)                Based on 1,057,628 shares of common stock outstanding on March 12, 2021.

(2)                On October 24, 2018, Nevada Sea Investments, Inc. sold to TPS Income, Inc. 396,410 shares as a single block in a privately negotiated transaction for an aggregate purchase price of $332,113.05 (approximately $0.8378019 per share).

As of March 12, 2021, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company and all present executive officers and directors, as a group, beneficially own the following shares:

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

(a)       Based on 1,057,628 shares of common stock outstanding on March 12, 2021.

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

All of our Notes Receivable are issued by entities which, in the past, had some interest in the Company, either as a stockholder or through another business transaction. Similarly, our Notes Payable included a note issued by the Company to a Trust, the beneficiaries of which may also have an interest in the entities which are the issuers of our Notes Receivable. At December 31, 2020, the Company had notes receivable due from the related parties of $750,523. During the year ended December 31, 2020, the Company recognized interest income of $150,581 through the payment of quarterly installments of interest. See Note B to the Financial Statements.

During the fiscal year ended December 31, 2020, the Company paid $29,138 through the payment of interest quarterly on the Notes Payable due to related parties. On December 1, 2020 the parties agreed to restructure the Note Payable and assign to the holder of the Note Receivable and therefore reduced the Note Receivable principal balance. See Note C to the Financial Statements.

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

The following table sets forth the aggregate fees for professional services rendered to FEPI for the years 2020 and 2019 by FEPI’s principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2020	2019
Audit fees	$35,500	$33,799
Audit related fees	—	—
Tax fees -preparation of corporate federal income tax returns	2,100	1,900
All other fees	—	—

Total	$37,600	$35,699

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The following documents are filed as part of this report:

Page

Reports of Independent Registered Public Accounting Firm	18

Balance Sheets as of December 31, 2020 and 2019	19

Statements of Operations for the years ended December 31, 2020, 2019 and 2018	20

Statements of Changes in Shareholders Equity for the years ended December 31, 2020, 2019 and 2018	21

Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	22

Notes to Financial Statements	23-26

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

Dated: March 12, 2021	FIRST EQUITY PROPERTIES, INC.

	By:	/S/ R. NEIL CROUCH II
R. Neil Crouch II
Director, President & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/S/ R. NEIL CROUCH II R. Neil Crouch II	Director, President and Treasurer	March 12, 2021

/S/ CECELIA K. MAYNARD Cecelia K. Maynard	Director, Vice President and Secretary	March 12, 2021

FIRST EQUITY PROPERTIES, INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

First Equity Properties, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First Equity Properties, Inc. as of December 31, 2020, and 2019 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the financial position of First Equity Properties, Inc. as of December 31, 2020 and 2019 and the results of operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Company has significant related party transactions with and balances due to and from related parties. We addressed significant related party transactions by testing and reviewing documentation of the individual transactions. We addressed the collectability of related party notes receivable by confirmation and reviewing financial information of the indebted companies to determine if they have net assets available to pay the debts owed to the Company. The relevant financial statement accounts are note receivable and accrued interest – related parties, interest income – related parties, interest expense – related parties, accounts receivable – related parties, accounts payable – related parties, and notes payable – related parties. The relevant financial statement footnotes are Note B – notes receivable and accrued interest – related parties, Note C – notes payable and accrued interest – related parties and, Note I – related party transactions.

Emphasis of Related Party Transactions

As described in the notes to the financial statements, First Equity Properties, Inc. has significant transactions with and balances due to and from related parties.

/s/ Swalm & Associates, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2008.

Richardson, Texas

March 12, 2021

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEETS
As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets	(unaudited)
Notes receivable and accrued interest - related parties	$750,523	$1,553,267
Accounts receivable - related parties	—	168,495
Cash and cash equivalents	27,518	41,526

Total assets	$778,041	$1,763,288

Liabilities and Shareholders' Equity
Notes payable and accrued interest - related parties	$—	$584,360
Accounts payable - other	2,494	774
Accounts payable - related parties	—	367,115
Total liabilities	2,494	952,249

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(611,711)	(576,219)

Total shareholders' equity	775,547	811,039

Total liabilities and shareholders' equity	$778,041	$1,763,288

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2020, 2019, and 2018

	2020	2019	2018

Revenue
Revenue from operations	$—	$—	$—

Total revenue	—	—	—

Operating Expenses
Administrative fees - related parties	72,000	72,000	72,000
General and administrative	19,834	16,289	19,446
Legal and professional fees	40,607	39,113	45,661

Total operating expenses	132,441	127,402	137,107

Income (loss) before interest expense and taxes	(132,441)	(127,402)	(137,107)

Other income (expense)
Interest income - related parties	150,581	155,327	159,661
Interest expense - related parties	(53,632)	(58,436)	(67,112)

Net income (loss) applicable to common shareholders	$(35,492)	$(30,511)	$(44,558)

Earnings (loss) per share	$(0.03)	$(0.03)	$(0.04)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

 The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2020, 2019, and 2018

	Common Stock
				Retained
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balances at January 1, 2018	1,057,628	$10,576	$1,376,682	$(501,150)	$886,108

Net income (loss)	—	—	—	(44,558)	(44,558)
Balances at December 31, 2018	1,057,628	10,576	1,376,682	(545,708)	841,550

Net income (loss)	—	—	—	(30,511)	(30,511)
Balances at December 31, 2019	1,057,628	10,576	1,376,682	(576,219)	811,039

Net income (loss)	—	—	—	(35,492)	(35,492)
Balances at December 31, 2020	1,057,628	10,576	1,376,682	(611,711)	775,547

  The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019, and 2018

	2020	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(35,492)	$(30,511)	$(44,558)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Notes & interest receivable - related parties	—	39,151	12,632
Accounts receivable - related parties	168,495	(168,495)	—
Increase (decrease) in
Accounts payable - other	1,720	774	(669)
Accounts payable - related parties	(367,115)	(450)	(15,848)
Notes & nterest payable - related parties	24,269	—	(20,577)

Net cash provided by (used for) operating activities	(208,123)	(159,531)	(69,020)

Cash Flows from Investing Activities
Notes receivable - related parties	802,744	—	501,179

Net cash provided by (used for) investing activities	802,744	—	501,179

Cash Flows from Financing Activities
Notes payable - related parties	(608,629)	—	(232,016)

Net cash provided by (used for) financing activities	(608,629)	—	(232,016)
Net increase (decrease) in cash and cash equivalents	(14,008)	(159,531)	200,143
Cash and cash equivalents at the beginning of period	41,526	201,057	914

Cash and cash equivalents at the end of period	$27,518	$41,526	$201,057

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$29,138	$58,436	$72,960

Additional non-cash disclosure
Included above are the effects of a non-cash restructuring to combine certain related party balances.
Note payable - related party of $584,360 plus interest of $24,494, a related party accounts receivable of $173,225 and a related party accounts payable of $367,115 reduced the note receivable - related parties by $802,744 to the current balance of $750,523.

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

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and none are applicable for the year ended December 31, 2020.

NOTE B. NOTES RECEIVABLE AND ACCRUED INTEREST – RELATED PARTIES

Note receivable from related parties currently consists of one note of $750,523 which is receivable in quarterly installments of interest only, at 10% per annum, thru maturity on December 31, 2021. The note payable (see Note C.) of $584,360 (plus $24,494 of accrued interest), a related party accounts receivable of $173,225 (at December 1, 2020) and a related party payable of $367,115 were restructured and combined with the note receivable effective December 1, 2020. As a result, the related party balances were reduced to one $750,523 note receivable.

	2020	2019
Notes receivable – related parties
Uncollateralized, due on demand, interest rate of 10%, due quarterly	$750,523	$1,553,267

Total notes and accounts receivable – related parties	$750,523	$1,553,267

NOTE C. NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTIES

The note payable was assigned in total to the note receivable in a restructuring of related party balances effective December 1, 2020.

	2020	2018
Uncollateralized notes payable – related parties
due on demand, interest rate of 10%, payable quarterly	$0	$584,360

Total notes payable – related parties	$0	$584,360

NOTE D. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets. The Company had $81,375 in NOL carry forward from 2014, 2017, 2018, and 2019.

NOL Carryover

2014, expiring 2034	$2,698
2017, expiring 2037	3,608
2018, no expiration	44,558
2019, no expiration	30,511
Total carryover to 2020	$81,375

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2020	2019	2018
Federal income tax at statutory rate per books	$(7,453)	$(6,407)	$(9,357)
Change in valuation allowance	7,453	6,407	9,357
Net operating loss	—	—	—
Federal income tax per tax return	$—	$—	$—

Effective income tax rate	0.0%	0.0%	0.0%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2020, 2019, and 2018 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE G. COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2020, 2019, and 2018, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H. QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2020 and 2019.

	Year ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
Operating expenses	52,995	26,104	24,906	28,436
Net income from continuing operations before taxes	(52,995)	(26,104)	(24,906)	(28,436)
Interest income	38,725	38,725	39,151	33,980
Interest expense	14,569	14,569	14,729	9,765
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(28,839)	$(1,948)	$(484)	$(4,221)

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.03)	$—	$—	$—

	Year ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
Operating expenses	51,597	26,876	25,106	23,823
Net income from continuing operations before taxes	(51,597)	(26,876)	(25,106)	(23,823)
Interest income	38,300	38,725	39,151	39,151
Interest expense	14,410	14,569	14,729	14,728
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(27,707)	$(2,720)	$(684)	$600

Earnings per share
Weighted average earnings per share applicable to common shares	$(0.03)	$—	$—	$—
27

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

Note receivable from related parties currently consists of one note of $750,523 which is receivable in quarterly installments of interest only, at 10% per annum, thru maturity on December 31, 2021. The note payable (see Note C.) of $584,360 (plus $24,494 of accrued interest), a related party accounts receivable of $173,225 (at December 1, 2020) and a related party payable of $367,115 were restructured and combined with the note receivable effective December 1, 2020. As a result, the related party balances were reduced to one $750,523 note receivable.

The Company has an administrative agreement with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the twelve months ended December 31, 2020 was $72,000 which is included in General and Administrative expenses of the Statements of Operations.

NOTE J. SUBSEQUENT EVENTS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

The Company has evaluated subsequent events through March 12, 2021, the date the financial statements were available to be issued, and has determined that there were no subsequent events to be reported.

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

Dated: March 12, 2021

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

Dated: March 12, 2021

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,

as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of First Equity Properties, Inc. (the “Company”), on Form 10-K for the period ended December 31, 2020, as filed with Securities Exchange Commission on the date hereof (the “Report”), R. Neil Crouch II, Director, President and Treasurer of the Company, I and Cecelia K. Maynard, Vice President and Secretary of the Company, each hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 12, 2021

/S/ R. NEIL CROUCH II
R. Neil Crouch II President & Treasurer (Principal Executive Officer)

/S/ CECELIA K. MAYNARD
Cecelia K. Maynard Vice President & Secretary (Principal Financial Officer)