Form 10-Q
period 2021-03-31
FIRST EQUITY PROPERTIES INC
filed 2021-05-24
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑   Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at May 24-2021)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC.
BALANCE SHEET

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Note receivable and accrued interest - related party	$750,523	$750,523
Cash and cash equivalents	—	27,518
Total assets	$750,523	$778,041
Liabilities and Shareholders' Equity
Accounts payable - other	—	2,494
Total liabilities	—	2,494
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(636,735)	(611,711)

Total shareholders' equity	750,523	775,547

Total liabilities and shareholders' equity	$750,523	$778,041

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2021	2020

Operating Expenses
Administrative fees - related parties	$3,015	$18,000
General and administrative	7,876	4,182
Legal and professional fees	32,639	30,813
Total operations expenses	43,530	52,995

Loss from operation before interest expense and taxes	(43,530)	(52,995)

Other income (expense)
Interest income - related parties	18,506	38,725
Interest expense - related parties	—	(14,569)
Net loss applicable to common shareholders	$(25,024)	$(28,839)

Loss per share	$(0.02)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2021 and 2020

(unaudited)

	Common Stock			Retained
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balance at January 1, 2021	1,057,628	$10,576	$1,376,682	$(611,711)	$775,547
Net loss				$(25,024)	$(25,024)
Balance at March 31, 2021	1,057,628	$10,576	$1,376,682	$(636,735)	$750,523

	Common Stock			Retained
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balance at January 1, 2020	1,057,628	$10,576	$1,376,682	$(576,219)	$811,039
Net loss				$(28,839)	$(28,839)
Balance at March 31, 2020	1,057,628	$10,576	$1,376,682	$(605,058)	$782,200

 The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(25,024)	$(28,839)
Adjustments to reconcile net loss applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in Accounts receivable - related parties	—	168,495
Increase (decrease) in Accounts payable - other	(2,494)	29,759

Net cash provided by (used for) operating activities	(27,518)	169,415

Net increase (decrease) in cash and cash equivalents	(27,518)	169,415
Cash and cash equivalents at the beginning of period	27,518	41,526

Cash and cash equivalents at the end of period	$—	$210,941

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$—	$14,569

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

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

NOTE 2. CHANGE OF CONTROL

A Stock Purchase Agreement (the “Agreement”) has been made and entered into and closing completed as of April 7, 2021, by and among A Way Financial, Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, Inc., and Nevada Sea Investments, Inc. (the “Sellers”).

Sellers were, prior to the transaction closing the beneficial owner of the following shares of the Company:  (i)TPS Income, Inc.(“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc.(“Nevada Sea”)owned 37.82% of 1,057,628 shares of all issued and outstanding shares of the Company’s Common Stock which were held in the respective name of the Sellers.  As of the completion of the closing on April 7, 2021, the shares formerly owned by Sellers are owned by the Purchaser.

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. NOTE RECEIVABLE AND ACCRUED INTEREST – RELATED PARTY

The Company, in connection with the change in control, directed that the $750,523 note receivable be purchased by Direct Mortgage Investors Inc. from First Equity Properties, Inc. on April 7th, 2021.

	2021	2020
Note receivable – related party
Unsecured, due on demand, annual interest rate of 1%	$750,523	$750,523

Total note and account receivable – related party	$750,523	$750,523

NOTE 4. RELATED PARTIES TRANSACTIONS

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

The Company had an administrative agreement, through change in control, with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the three months ended March 31, 2021 was $3,015 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has evaluated subsequent events through May 24, 2021, the date the financial statements were available to be issued and has determined that there are none to be reported.

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

Change of Control Transaction

1.       A Stock Purchase Agreement (the “Agreement”) has been made and entered into and closing completed as of 4/7/2021, by and among A Way Financial Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, inc., and nevada SEA investments, inc (the “Sellers”).

2.       Sellers were, prior to the transaction closing the beneficial owner of the following shares of First Equity Properties, Inc. (“FEPI”) Common Stock: (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of FEPI Common Stock (“Shares”). The Shares were held in the respective names of the Sellers.

3.        As of completion of the closing, the shares formerly owned by Sellers are owned by the Purchaser.

4.       The Company, in connection with the change in control, directed that the $750,523 note receivable be purchased by Direct Mortgage Investors Inc. from First Equity Properties, Inc. on April 7th, 2021.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2021 and 2020. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. The principal balances on those receivables have been consistent for the past years, thus making our revenues consistent from year to year. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended March 31, 2021 to the same period ended 2020.

We reported net loss applicable to common shareholders of ($25,024) for the three months ended March 31, 2021 as compared to a net loss to common shareholders of ($28,839) for the same period ended 2020.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our principal source of cash is proceeds from interest income on our note receivables. The following impacted our balance sheet as of March 31, 2021:

Our notes receivable and accounts receivable – related parties remain the same and Direct Mortgage Investors Inc. purchased  the note receivable from First Equity Properties Inc. on April 7th, 2021.

Our cash and cash equivalents decreased $ 27,518 from operation in 1st quarter 2021.

Our accounts payable – other decreased by payments in 1st quarter 2021.

Stockholders’ equity decreased by $ 25,024 in the 1st quarter 2021, resulting in retained earning decrease.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at March 31, 2021 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: May 24, 2021	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: May 24, 2021	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

