Form 10-Q
period 2021-06-30
FIRST EQUITY PROPERTIES INC
filed 2021-08-16
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______ to ______

Commission File Number 000-11777

FIRST EQUITY PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	95-6799846
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 S. Pine Island Rd

Suite 300

Plantation, FL 33324

(Address of principal executive offices) (Zip Code)

(855) 456-9782

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at August 11-2021)

FIRST EQUITY PROPERTIES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST EQUITY PROPERTIES, INC

BALANCE SHEET

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Note receivable and accrued interest - related party	$752,250	$750,523
Cash and cash equivalents	—	27,518
Total assets	$752,250	$778,041
Liabilities and Shareholders' Equity
Accounts payable (including $6,587 and $-0- due to related parties in 2021 and 2020)	$6,587	$2,494
Total liabilities	6,587	2,494
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(641,595)	(611,711)

Total shareholders' equity	745,663	775,547

Total liabilities and shareholders' equity	$752,250	$778,041

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2021	2020	2021	2020

Operating Expenses
Administrative fees - related parties	$—	$18,000	$3,015	$36,000
General and administrative	1,837	4,948	9,713	9,130
Legal and professional fees	4,750	3,156	37,389	33,969

Total operating expenses	6,587	26,104	50,117	79,099

Income (loss) before interest expense and taxes	(6,587)	(26,104)	(50,117)	(79,099)

Other income (expense)
Interest income - related parties	1,727	38,725	20,233	77,450
Interest expense - related parties	—	(14,569)	—	(29,138)

Net income (loss) applicable to common shareholders	$(4,860)	$(1,948)	$(29,884)	$(30,787)

Earnings (loss) per share	$—	$—	$(0.03)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2021 and 2020

(unaudited)

For the three months ended
June 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2021	1,057,628	10,576	1,376,682	$(636,735)	$750,523
Net income (loss)	—	—	—	(4,860)	(4,860)
Balance, June 30, 2021	1,057,628	10,576	1,376,682	$(641,595)	$745,663

For the three months ended
June 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2020	1,057,628	10,576	1,376,682	$(605,058)	$782,200
Net income (loss)	—	—	—	(1,948)	(1,948)
Balance, June 30, 2020	1,057,628	10,576	1,376,682	$(607,006)	$780,252

For the six months ended
June 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2020	1,057,628	10,576	1,376,682	$(611,711)	$775,547
Net income (loss)	—	—	—	(29,884)	(29,884)
Balances at June 30, 2021	1,057,628	10,576	1,376,682	$(641,595)	$745,663

For the six months ended
June 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2019	1,057,628	10,576	1,376,682	$(576,219)	$811,039
Net income (loss)	—	—	—	(30,787)	(30,787)
Balance, June 30, 2020	1,057,628	10,576	1,376,682	$(607,006)	$780,252

The accompanying notes are an integral part of these financial statement

FIRST EQUITY PROPERTIES, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$(29,884)	$(30,787)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related party	(1,727)	—
Accounts receivable - related parties		168,495
Increase (decrease) in
Accounts payable - other	(2,494)	166
Accounts payable - related party	6,587	—

Net cash provided by (used for) operating activities	(27,518)	137,874

Net increase (decrease) in cash and cash equivalents	(27,518)	137,874
Cash and cash equivalents at the beginning of period	27,518	41,526

Cash and cash equivalents at the end of period	$0	$179,400

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$0	$29,138

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

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

NOTE 2. CHANGE OF CONTROL

A Stock Purchase Agreement (the “Agreement”) was made, entered into and closed as of April 7, 2021, by and among A Way Financial, Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, Inc., and Nevada Sea Investments, Inc. (the “Sellers”).

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

FIRST EQUITY PROPERTIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. NOTE RECEIVABLE AND ACCRUED INTEREST – RELATED PARTY

In connection with change of control, note receivable - Carmel Realty, Inc., a related party was purchased by Direct Mortgage Investors, Inc., a related party. The note receivables calls for yearly payment of interest income at 1% per annum, through maturity on April 7th, 2025.

	June 30, 2021	December 31, 2020
Note receivable – Directed Mortgage Investors, Inc. - related party
Unsecured, due on demand	$750,523	$—
Note receivable – Carmel Realty, Inc. – related party	—	750,523

Accrued interest income – related party	1,727	—

Total note and account receivable – related party	$752,250	$750,523

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

The Company had an administrative agreement, through change in control, with Pillar Income Asset Management, Inc., an affiliated entity, for accounting and administrative services. The total expense of the six months ended June 30, 2021 was $3,015 which is included in General and Administrative expenses of the Statements of Operations.

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

The Company has evaluated subsequent events through August 10, 2021, the date the financial statements were available to be issued and has determined that there are none to be reported.

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

4.       The Company, in connection with the change in control, the $750,523 note receivable was purchased by Direct Mortgage Investors Inc. from First Equity Properties, Inc. on April 7th, 2021.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2021 and 2020. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended June 30, 2021 to the same period ended 2020.

We reported net loss applicable to common shareholders of ($4,860) for the three months ended June 30, 2021 as compared to a net loss to common shareholders of ($1,948) for the same period ended 2020.

Comparison of the six months ended June 30, 2021 to the same period ended 2020.

We reported net loss applicable to common shareholders of ($29,884) for the six months ended June 30, 2021 as compared to a net loss to common shareholders of ($30,787) for the same period ended 2020.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our principal source of cash is proceeds from interest income on our note receivables. The following impacted our balance sheet as of June 30, 2021:

Our note receivable– related party, Direct Mortgage Investors Inc. purchased  the note receivable from First Equity Properties Inc. on April 7th, 2021.

Our cash and cash equivalents remained the same in 2nd quarter 2021.

Our accounts payable – increased by payments $ 6,587 in the 2nd quarter 2021.

Stockholders’ equity decreased by $ 4,860 in the 2nd quarter 2021, resulting in retained earning decrease.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at June 30, 2021 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.3	Bylaws of First Equity Properties, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EQUITY PROPERTIES, INC.

Date: August 11, 2021	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

FIRST EQUITY PROPERTIES, INC.

Date: August 11, 2021	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

