Form 10-Q
period 2021-09-30
DIRECT INVESTMENT HOLDINGS GROUP, INC.
filed 2021-11-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______ to ______

Commission File Number 000-11777

DIRECT INVESTMENT HOLDINGS GROUP, INC.

(formerly, FIRST EQUITY PROPERTIES, INC.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑   Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑   Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at November 15, 2021)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

(formerly First Equity Properties, Inc.)

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC (formerly First Equity Properties, Inc.)
BALANCE SHEET

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Note receivable and accrued interest - related party	$754,142	$750,523
Cash and cash equivalents	—	27,518
Total assets	$754,142	$778,041
Liabilities and Shareholders' Equity
Accounts payable (including $7,833 and $-0- due to related parties in 2021 and 2020)	$11,333	$2,494
Total liabilities	11,333	2,494
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(644,449)	(611,711)

Total shareholders' equity	742,809	775,547

Total liabilities and shareholders' equity	$754,142	$778,041

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC (formerly First Equity Properties, Inc.)
STATEMENT OF OPERATIONS
(unaudited)

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021

	2021	2020	2021	2020

Operating Expenses
Administrative fees - related parties	$—	$18,000	$3,015	$54,000
General and administrative	1,246	3,587	10,959	12,717
Legal and professional fees	3,500	3,319	40,889	37,288

Total operating expenses	4,746	24,906	54,863	104,005

Income (loss) before interest expense and taxes	(4,746)	(24,906)	(54,863)	(104,005)

Other income (expense)
Interest income - related parties	1,892	39,151	22,125	116,601
Interest expense - related parties	—	(14,729)	—	(43,867)

Net income (loss) applicable to common shareholders	$(2,854)	$(484)	$(32,738)	$(31,271)

Earnings (loss) per share	$—	$—	$(0.03)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC. (formerly First Equity Properties, Inc.)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three and nine months ended September 30, 2021 and 2020
(unaudited)

For the three months ended
September 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, June 30, 2021	$1,057,628	$10,576	$1,376,682	$(641,595)	$745,663
Net income (loss)	—	—	—	(2,854)	(2,854)
Balances at September 30, 2021	$1,057,628	$10,576	$1,376,682	$(644,449)	$742,809

For the three months ended
September 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, June 30, 2020	$1,057,628	$10,576	$1,376,682	$(607,006)	$780,252
Net income (loss)	—	—	—	(484)	(484)
Balances at September 30, 2020	$1,057,628	$10,576	$1,376,682	$(607,490)	$779,768

For the nine months ended
September 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2020	$1,057,628	$10,576	$1,376,682	$(611,711)	$775,547
Net income (loss)	—	—	—	(32,738)	(32,738)
Balances at September 30, 2021	$1,057,628	$10,576	$1,376,682	$(644,449)	$742,809

For the nine months ended
September 30, 2020	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2019	1,057,628	$10,576	$1,376,682	$(576,219)	$811,039
Net income (loss)	—	—	—	(31,271)	(31,271)
Balances at September 30, 2020	$1,057,628	$10,576	$1,376,682	$(607,490)	$779,768

 The accompanying notes are an integral part of these financial statement

DIRECT INVESTMENT HOLDINGS GROUP, INC. (formerly First Equity Properties, Inc.)
STATEMENT OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$(32,738)	$(31,271)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	(3,619)	—
Accounts receivable - related parties		168,495
Increase (decrease) in
Accounts payable - other	1,006	(774)
Accounts payable - related parties	7,833	14,728

Net cash provided by (used for) operating activities	(27,518)	151,178

Net increase (decrease) in cash and cash equivalents	(27,518)	151,178
Cash and cash equivalents at the beginning of period	27,518	41,526

Cash and cash equivalents at the end of period	$0	$192,704

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$0	$29,138

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

(formerly First Equity Properties, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND BASIS OF PRESENTATION

Organization and business

Direct Investment Holdings Group, Inc. (formerly First Equity Properties, Inc.) is a Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Plantation, FL. The Company’s principal line of business and source of revenue is currently investments and interest on notes receivable. The Company is currently in the business of real estate investing. Direct Investment Holdings Group, Inc. is a publicly traded company; however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

The name of the Company was changed to Direct Investment Holdings Inc. effective November 2, 2021 with the Secretary of State of Nevada.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2020.  Operating results for the nine months period ended September 30, 2021 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2021.

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

NOTE 2. CHANGE OF CONTROL

A Stock Purchase Agreement (the “Agreement”) was completed as of April 7, 2021, by and among A Way Financial, Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, Inc., and Nevada Sea Investments, Inc. (the “Sellers”).

Sellers were, prior to the transaction closing the beneficial owner of the following shares of the Company:  (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of the Company’s Common Stock which were held in the respective name of the Sellers.  As of the completion of the closing on April 7, 2021, the shares formerly owned by Sellers are owned by the Purchaser.

On November 2, 2021, the Company name was changed to Direct Investment Holdings, Inc.

 DIRECT INVESTMENT HOLDINGS GROUP, INC.

(formerly First Equity Properties, Inc.)

NOTES TO FINANCIAL STATEMENTS

NOTE 3. NOTE RECEIVABLE AND ACCRUED INTEREST - RELATED PARTY

In connection with change of control, note receivable - Carmel Realty, Inc., a related party was purchased by Direct Mortgage Investors, Inc., a related party. The note receivables calls for yearly payment of interest income at 1% per annum, through maturity on April 7th, 2025.

	September 30, 2021	December 31, 2020
Note receivable – Directed Mortgage Investors, Inc. - related party
Unsecured, due on demand	$750,523	$—
Note receivable – related party	—	750,523
Accrued interest income – related party	3,619	—

Total note and account receivable – related party	$754,142	$750,523

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

The Company had an administrative agreement, through change in control, with Market Associates Corp., an affiliated entity, for accounting and administrative services.

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

NOTE 6. OTHER MATTERS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2021, the date the financial statements were available to be issued and has determined that there are none to be reported.

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

2.       Sellers were, prior to the transaction closing the beneficial owner of the following shares of Direct Investment Holdings Group, Inc. (“FEPI”) Common Stock: (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of FEPI Common Stock (“Shares”). The Shares were held in the respective names of the Sellers.

3.       As of completion of the closing, the shares formerly owned by Sellers are owned by the Purchaser.

4.       The Company, in connection with the change in control, the $750,523 note receivable was purchased by Direct Mortgage Investors Inc. from Direct Investment Holdings Group, Inc. on April 7th, 2021.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2021 and 2020. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended September 30, 2021 to the same period ended 2020.

We reported net loss applicable to common shareholders of ($2,854) for the three months ended September 30, 2021 as compared to a net loss to common shareholders of ($484) for the same period ended 2020.

Comparison of the nine months ended September 30, 2021 to the same period ended 2020.

We reported net loss applicable to common shareholders of ($32,738) for the nine months ended September 30, 2021 as compared to a net loss to common shareholders of ($31,271) for the same period ended 2020.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our principal source of cash is proceeds from interest income on our note receivables. The following impacted our balance sheet as of September 30, 2021:

Our note receivable– related party, Direct Mortgage Investors Inc. purchased  the note receivable from Direct Investment Holdings Group, Inc. on April 7th, 2021.

Our cash and cash equivalents remained the same in 3rd quarter 2021.

Our accounts payable – increased by payments $ 11,333 in the 3rd quarter 2021.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at September 30, 2021 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC. (formerly First Equity Properties, Inc)

Date: November 15, 2021	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC. (formerly First Equity Properties, Inc)

Date: November 15, 2021	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

