Form 10-K
period 2021-12-31
Direct Investment Holding Group, Inc.
filed 2022-04-15
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-11777

Direct Investment Holding Group, Inc.

(formerly, FIRST EQUITY PROPERTIES, INC.)

(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

150 S. Pine Island Rd, Suite 300, Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code (855) 456-9782

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FEPI	None

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

As of April 12, 2022, there were 1,057,628 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This report of Direct Investment Holdings Group, Inc. may contain forward-looking statements. All statements other than statements of historical fact may be forward-looking statements. These include statements regarding any future financial results, operating results, business strategies, projected costs and capital expenditures, products, competitive positions, and plans and objectives of management for the future operations. Forward-looking statements may be identified by the words such as may”, will”, should”, expect”, plan”, anticipate”, believe”, estimate”, predict”, intend” and continue” or the negative of these terms and include the assumptions that underlie such statements. Actual results could differ materially from those expressed or implied in these forward-looking statements as a result of various risks and uncertainties and other factors that might cause such differences, some of which could be material, including but not limited to economic and other market conditions, financing risks (such as the inability to obtain debt or equity financing on favorable terms), the level and volatility of interest rates, as well as other risks identified in this report, including those set forth in the section entitled Part I, Item 1A. Risk Factors.” All forward-looking statements in this report are based on information available to management as of the date hereof, and management assumes no obligation to update any such statements. The information in this report should be read in conjunction with the financial statements and notes thereto included in this report.

ITEM 1. BUSINESS

As used herein, the terms (“DIHG”, we”, us”, our”, or the Company”) refer to Direct Investment Holdings Group, Inc. a Nevada corporation organized on December 19, 1996. Direct Investment Holdings Group, Inc (DIHG) is the successor-in-interest to WESPAC Investors Trust III, a California real estate investment trust (“WESPAC”) originally established August 22, 1983. The Company’s fiscal year ends December 31 of each year.

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

This note receivable was purchased on April 12, 2021 by A Way Financial Inc, a Delaware business, a related party and guaranteed by Direct Mortgage Investors Inc., a related party.

First Equity Properties, Inc., a Nevada Business Corporation, had a name change to Direct Investment Holdings, Inc. filed effective 08/25/2021 with the Secretary of State, State of Nevada.

The note receivable purchase was consideration for the purchase of First Equity Properties Incorporated by A Way Financial Inc., a Delaware business corporation, effective as of and performed by the transfer of certain shares by a February 2021 Stock Purchase Agreement to A Way Financial Inc., a Delaware business corporation, of the following shares of First Equity Properties, Inc.(“FEPI”) Common Stock: (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of FEPI Common Stock (“Shares”). The shares were transferred by the and the recording of such share transfers by the Transfer Agent.

The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

The change of control resulting from the transfer of shares was produced by a March 25, 2021 Action Without Meeting Of The Sole Remaining Board Member of First Equity Properties Incorporated selecting James Anderson, Glen Gomez, Emilia Linardakis, and Christophe Malbec to join R Neal Crouch II, the sole remaining Director, to fill the vacancies created by the resignation of Cecilia K Maynard, and by the increase of number of members of the Board, such individuals to serve until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified.

First Equity Properties, Inc., a Nevada Business Corporation, had a name change to Direct Investment Holdings Group, Inc. filed effective 08/25/2021 with the Secretary of State, State of Nevada.

The Company’s Board of Directors held no formal meetings in 2021 but acted by written consent or by informal directions from A Way Financial Inc., the acquiring company, subsequent to prior Board member resignations and pending Board of Directors and Officer acceptance of office effective March 10, 2022. The Board of Directors has no standing audit, nominating or compensation committees.

The Board of Directors of Direct Investment Holdings, Inc., will hold a Special Meeting yet to be scheduled adopting resolutions accepting the acceptance of office as director by James Anderson, Glen Gomez, and Emilia Linardakis, affirming and ratifying the actions of Company management to date, and providing for the issuance of certain shares.

Management of the Company is exploring alternatives, seeking to establish or acquire new business operations for the Company. Management cannot predict or give any assurance that any new business enterprise will be acquired by the Company at any time in the near future.

Document copies reproduced and to be uploaded along with this 10-K:

February 2021 Stock Purchase Agreement

March 25, 2021 Action Without Meeting Of The Sole Remaining Board Member of First Equity Properties Incorporated Minutes of Special Meeting of the Board of Directors of First Equity Properties Inc. of March 10, 2022.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2021 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

Certain provisions of the Articles of Incorporation, Bylaws and Nevada law could, together or separately, discourage, delay or prevent a third party from acquiring the Company, even if doing so might benefit stockholders. The provisions may also affect the price investors might be able to receive for their shares of the Company’s common stock. Examples of these provisions are:

•	The right of our Board of Directors to issue preferred stock with rights and privileges, which are senior to the common stock, without prior stockholder approval.
•	Certain limitations upon the stockholders to make, adopt, alter, amend, change, or repeal the Bylaws of the Corporation except by a vote of 66 2/3% of the holders of record of shares outstanding.
•	So-called business combination control” requirements when the combination involves the Company and a person that beneficially owns 20% or more of the outstanding common stock, except under certain circumstances.

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

Management has established the operating policies and procedures of the Company, which may be modified or waived by the Board of Directors without stockholder approval. The ultimate effect of any such changes may adversely affect future operations. The Company business is conducted so as not to become a regulated investment company under the Investment Company Act, which exempt entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interest in real estate”.

The Company’s primary source of income is from affiliated entities. Our primary source of income is from related party. If this entity were to become insolvent or unable to pay its obligations, it could have a material adverse effect on our financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal office is located at 150 S. Pine Island Rd, Suite 300, Plantation, Florida 75234. The space is suitable and adequate for the purposes for which it is utilized.

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

Under the approved action, based upon the 10,570,944 old shares outstanding on the effective date of July 12, 2004, the 1-for-10 reverse stock-split decreased the number of outstanding shares by approximately 90% which, after giving effect to an upward adjustment or rounding up” for any fractional shares, added 534 shares to result in 1,057,628 post-split shares outstanding. The 1-for-10 reverse stock-split did not adversely affect any stockholder s proportionate equity interest in the Company, subject to the provisions for elimination of fractional shares by rounding up to the next whole share which slightly increased the proportionate holdings of all stockholders other than Nevada Sea. Each post-split share continues to be entitled to one vote, as was the case with each outstanding old share.

In connection with the implementation of a 1-for-10 reverse stock-split, no certificate or script representing any fractional share interest was issued, but a holder of the old shares received in lieu of any fraction of a post-split share to which the holder would otherwise have been entitled a single, whole post-split share on a rounding up” basis without regard to any price. The result of this rounding up” process increased slightly the holdings of those stockholders who held a number of old shares which were not evenly divisible by ten, resulting in an increase of 534 shares.

DIHG’s (formerly FEPI) old shares of Common Stock, while available for trading in the over-the-counter market, to the knowledge of Management, have not had any material trading activity since their initial issuance in 1997. The old shares were issued pursuant to the terms of the Modified Plan in the bankruptcy proceeding styled In Re: WESPAC Investors Trust III, Case No. 94-00228-K-11 in the United States Bankruptcy Court for the Eastern District of Washington. The CUSIP Number of the old shares was 320097-10-8. The shares of beneficial interest of WESPAC Investors Trust III traded through the first quarter of 1988, and at one time, were quoted on the National Association of Securities Dealers Automatic Quotation System ( NASDAQ”). Since the cessation of trading on NASDAQ, there has been no established, independent trading market for the shares of beneficial interest of WESPAC or the old shares of Common Stock of Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) as the successor, or the new shares of Common Stock of the Company after giving effect to the 1-for-10 reverse stock split.

No cash dividends have been declared or paid during the period from January 1, 1994 to the present on either the shares of Beneficial Interest of the Trust or the old shares of Common Stock of Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) as the successor or the new shares of Common Stock after giving effect to the 1-for-10 reverse stock split.

As of December 31, 2021, the 1,057,628 post-split shares of Common Stock of Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) issued and outstanding were held by approximately 600 holders of record.

During the three years ended December 31, 2021, Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) did not issue or sell any securities, nor did DIHG’ (formerly FEPI) purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2021, are derived from the audited financial statements.

	Year Ended December 31,
	2021	2020	2019	2018	2017
STATEMENT OF OPERATIONS DATA:
Revenues	—	—	—	—	—

General and administrative	$69,493	$132,441	$127,402	$137,107	$127,415
Other income	—	—	—	—	—
Income from continuing operations	(69,493)	(132,441)	(127,402)	(137,107)	(127,415)
Gain on sale	—	—	—	—	—
Interest income	24,017	150,581	155,327	159,661	205,445
Interest expense	—	(53,632)	(58,436)	(67,112)	(81,638)
Income (loss) before taxes	(45,476)	(35,492)	(30,511)	(44,558)	(3,608)
Income tax benefit (expense)	—	—	—	—	—

Net income (loss) applicable to common shareholders	—	—	—	—	—
	$(45,476)	$(35,492)	$(30,511)	$(44,558)	$(3,608)

Weighted average earnings per share:
Income from continuing operations	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$(0.00)
Loss from discontinued operations	—	—	—	—	—
Net income loss applicable to common
shareholders	$(0.04)	$(0.03)	$(0.03)	$(0.04)	$—

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:

Total Assets	$752,426	$778,041	$1,763,288	$1,793,475	$2,107,143
Total Liabilities	$22,355	$2,494	$952,249	$951,925	$1,221,035
Stockholders' Equity	$730,071	$775,547	$811,039	$841,550	$886,108

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

Results of Operations

DIHG’s sole source of income is from the interest received on related party receivables and its operating expenses are professional and administrative fees.

Results of operations for the year ended December 31, 2021 as compared to the same period ended 2020.

The Company recognized net loss of ($45,476) in 2021 compared to net loss of ($35,492) in 2020. The increase in net loss is primarily due to an increase in general and administrative expenses.

Results of operations for the year ended December 31, 2020 as compared to the same period ended 2019.

The Company recognized net loss of ($35,492) in 2020 compared to net loss of ($30,511) in 2019. The increase in net loss is primarily due to the decrease in interest expense related parties due to principal pay down on the note payable.

A substantial asset concentration relates to notes receivables from related party entities which is the primary source of income consisting of interest on such receivables. Any adverse conditions affecting the financial condition of any of these entities, specifically their ability to service the debt obligation owed, could have a severe adverse impact upon the financial statements of the Company. However, as the entities are related parties” to the Company, management of the Company is generally aware of the related parties financial condition. The entities are currently not in default on their obligations and management does not consider it necessary at this time to provide other financial information for such entities. However, management of the Company is aware of the circumstances and any conditions that might impact the ability of such related parties” to meet their respective obligations. Management of the Company considers the collectability of such obligations to not be a question at this time.

Financial Condition, Capital Resources and Liquidity

General

Our primary source of liquidity is from proceeds from accrued interest on note receivable from related party. At December 31, 2021, we had total assets of $752,426. Total assets decreased in 2021 due to the decrease in the note receivable. In December 2020 the related party note payable, account payable, notes receivable, and accounts receivable were assigned into one note receivable to restructure and simplify the accounting for the company. We feel that our cash from operations is sufficient to provide for our current cash flow needs.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2021 as compared to 2020 The overall cash flow increased as compared to the year ended 2020 due to receipt of funds from note receivable by the amount of $ 49,756.

2020 as compared to 2019 The overall cash flow decreased as compared to the year ended 2019 due to short term funding to a related party and lower interest income recognized on the note receivable due to a decrease in principal.

Contractual obligations

We do not have any further contractual obligations and commitments in regard to payments of operating leases.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2021, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), as of December 31, 2021. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2021 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. The assessment was based on criteria established in the framework Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Registrant s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2021 are set forth below.

Name	Age	Position with the Company
James Anderson	56	Director, President and Treasurer

Glen Gomez	56	Director, Vice President and Secretary

Emilia Linardakis	44	Director

James Anderson

Director, President and Treasurer of the Company since March 10, 2022.

Mr. Anderson has been employed since May 2017 as President and Chief Financial Officer of Direct Mortgage Investors Inc. a Nevada based entity involved in mortgage services.

Glen Gomez,

Director, Vice President and Secretary of the Company since March 10, 2022.

Mr. Gomez has been employed since May 2017 as Vice President and Chief Operational Officer of Direct Mortgage Investors Inc. a Nevada based entity involved in mortgage services.

Emilia Linardakis,

Director since April 12, 2022.

Ms. Linardakis is the Managing Partner of Language Advisors Network Group

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2021 but acted by written consent or by informal directions from A Way Financial Inc., the acquiring company, subsequent to prior Board member resignations and pending Board of Directors and Officer acceptance of office effective March 10, 2022. The Board of Directors has no standing audit, nominating or compensation committees.

The Board of Directors adopted, on February 23, 2004, a Code of Ethics policy for Senior Financial Officers that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller. Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) does not have a website, but a copy of such document may be obtained by written request to the Secretary of DHIG. Those requests should be sent to Secretary, Direct Investment Holdings Group, Inc., 150 S, Pine Island Suite 300, Plantation, Florida 33324.

Stockholders may also send communications to Board members by either sending a communication to the Board or a particular Board member, in care of the Secretary of Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) 150 S. Pine Island Suite 300, Plantation, Florida 33324.

Compliance With Section 16(a) of the 1934 Act.

Under the securities laws of the United States, the Company’s directors, executive officers and any person holding more than 10% of the Company’s shares of common stock are required to report their ownership of the Company’s shares and any changes in ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company’s directors, executive officers and 10% holders during 2021. In making these statements, the Company has relied on the written representations of its directors, executive officers and 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

ITEM 11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 10, 2022, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Name and Address of Beneficial Owner	Percent of Class (1)

Common stock, par value $0.01 per share	A Way Financial, Inc. 50 S. Pine Island Rd, Suite 300 Plantation FL 33324	792,821 (1) shares	76.78%

Based on 1,057,628 shares of common stock outstanding on February 1st, 2022.

(1) On October 24, 2018, Nevada Sea Investments, Inc. sold to TPS Income, Inc. 396,410 shares as a single block in a privately negotiated transaction for an aggregate purchase price of $332,113.05 (approximately $0.8378019 per share).

As of February 1, 2022, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company and all present executive officers and directors, as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Common stock, par value $0.01 per share	James Anderson 150 S. Pine Island Rd. Suite 300 Plantation, FL 33324	-0-	0%

Common stock, par value $0.01 per share	Glen Gomez 150 S. Pine Island Rd. Suite 300 Plantation, FL 33324	-0-	0%

Common stock, par value $0.01 per share	Emilia Linardakis One Lincoln Center, 18W140 Butterfield Road Oakbrook Terrace, IL 60181	-0-	0%
Common stock, par value $0.01 per share	All officers and directors as a group (3 persons)	-0-	0%

__________________

(a) Based on 1,057,628 shares of common stock outstanding on March 25, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has historically engaged in and likely will continue to engage in certain business transactions with related parties. Transactions involving related parties cannot be presumed to be carried out on an arm s length basis due to the absence of premarket forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our Company.

There is one Note Receivable from a related party and the balance as December 31, 2021 is $700,767. During the year ended December 31, 2021, the Company recognized interest income of $24,017 through the payment of quarterly installments of interest.

The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

See Note B to the Financial Statements.

Director Independence

Although the Company is not a listed issuer, the Board of Directors has determined to utilize a definition of independence from the NYSE American exchange standard. Utilizing that standard, the Board of Directors, which consists of two individuals who are also executive officers of the Company, Jeffrey Anderson and Glen Gomez and one additional Director, Emilia Linardakis, has determined that only Ms. Linardakis is “independent,” utilizing the standards of the NYSE American exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to DIHG for the years 2021 and 2020 by DIHG principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2021	2020

Audit fees	$39,000	$35,500
Audit related fees	—	—
Tax fees -preparation of corporate federal income tax returns	2,100	2,100
All other fees	—	—
Total	$41,100	$37,600

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this report:

Page
Reports of Independent Registered Public Accounting Firm	17-18
Balance Sheets as of December 31, 2021 and 2020	19
Statements of Operations for the years ended December 31, 2021, 2020 and 2019	20
Statements of Changes in Shareholders Equity for the years ended December 31, 2021, 2020 and 2019	21
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	22
Notes to Financial Statements	23-26

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

Dated: April 12, 2022	DIRECT INVESTMENT HOLDINGS GROUP, INC.

By: /s/ JAMES ANDERSON
James Anderson
Director, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ JAMES ANDERSON	April 12, 2022
James Anderson
Director, President and Treasurer

/s/ GLEN GOMEZ	April 12, 2022
Glen Gomez
Director, Vice President and Secretary

DIRECT INVESTMENT HOLDINGS GROUP INC.

TABLE OF CONTENTS

Page
Financial Statements
Reports of Independent Registered Public Accounting Firms	17-18
Balance Sheets as of December 31, 2021 and 2020	19
Statements of Operations for the years ended December 31, 2021, 2020 and 2019	20
Statements of Changes in Shareholders Equity for the years ended December 31, 2021, 2020 and 2019	21
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	22
Notes to Financial Statements	23-26

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.)

Plantation, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.) (the Company) as of December 31, 2021, and 2020, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCOAB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Transactions with and Balances Due from Related Parties

Description of the Matter - The Company has significant transactions with and balances due from related parties. The Company performs an assessment as to whether substantially all the amounts due under these receivables are deemed probable of collection. When the Company concludes that it is not probable that it will collect amounts, the Company creates an allowance for the amount not probable of the collection.

Auditing the Company’s collectability assessment is complex due to the judgment involved in the Company’s determination of the collectability of these receivables. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit - We obtained an understanding of the Company’s controls over related party receivables and their collectability assessment. Our testing included, among other things, confirmation of the receivables, reviewing selected financial information of the related parties, reviewing collections, and evaluating transaction documentation. The relevant financial statement accounts are notes and from related parties, from related parties and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.) has significant transactions with and balances due from related parties.

SWALM & ASSOCIATES, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2004

Richardson, Texas

April 12, 2022

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
BALANCE SHEETS
As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets		(unaudited)
Current assets
Cash and cash equivalents	$51,659	$27,518
Notes receivable - related parties	—	750,523
Total current assets	51,659	778,041

Long term assets
Notes receivable - related party	700,767	—

Total assets	$752,426	$778,041

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable - other	$9,969	$2,494
Accounts payable - related parties	12,386	—
Total liabilities	22,355	2,494

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(657,187)	(611,711)

Total shareholders' equity	730,071	775,547

Total liabilities and shareholders' equity	$752,426	$778,041

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019

Revenue	$—	$—	$—
Revenue from operations	—	—	—

Total revenue	—	—	—

Operating Expenses
Administrative fees - related parties	3,123	72,000	72,000
General and administrative	21,981	19,834	16,289
Legal and professional fees	44,389	40,607	39,113

Total operating expenses	69,493	132,441	127,402

Income (loss) before interest expense and taxes	(69,493)	(132,441)	(127,402)

Other income (expense)
Interest income - related parties	24,017	150,581	155,327
Interest expense - related parties	—	(53,632)	(58,436)

Net income (loss) applicable to common shareholders	$(45,476)	$(35,492)	$(30,511)

Earnings (loss) per share	$(0.04)	$(0.03)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the years ended December 31, 2021, 2020, and 2019

	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balances at January 1, 2019	1,057,628	$10,576	$1,376,682	$(545,708)	$841,550

Net income (loss)	—	—	—	(30,511)	(30,511)
Balances at December 31, 2019	1,057,628	10,576	1,376,682	(576,219)	811,039

Net income (loss)	—	—	—	(35,492)	(35,492)
Balances at December 31, 2020	1,057,628	10,576	1,376,682	(611,711)	775,547

Net income (loss)	—	—	—	(45,476)	(45,476)
Balances at December 31, 2021	1,057,628	10,576	1,376,682	(657,187)	730,071

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020, and 2019

	2021	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(45,476)	$(35,492)	$(30,511)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Notes & interest receivable - related parties	—	—	39,151
Accounts receivable - related parties	—	168,495	(168,495)
Increase (decrease) in
Accounts payable - other	7,475	1,720	774
Accounts payable - related parties	12,386	(367,115)	(450)
Notes & interest payable - related parties	—	24,269	—

Net cash provided by (used for) operating activities	(25,615)	(208,123)	(159,531)

Cash Flows from Investing Activities
Notes receivable - related parties	—	802,744	—
Notes receivable - related party	49,756	—	—

Net cash provided by (used for) investing activities	49,756	802,744	—

Cash Flows from Financing Activities
Notes payable - related parties	—	(608,629)	—

Net cash provided by (used for) financing activities	—	(608,629)	—
Net increase (decrease) in cash and cash equivalents	24,141	(14,008)	(159,531)
Cash and cash equivalents at the beginning of period	$27,518	$41,526	$201,057

Cash and cash equivalents at the end of period	51,659	27,518	41,526

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$—	$29,138	$58,436

Additional non-cash disclosure:

Included above for 2020 are the effects of a non-cash restructuring to combine certain related party balances.	—	—	—

Note payable - related party of $584,360 plus interest of $24,494, a related party accounts receivable of $173,225 and a related party accounts payable of $367,115 reduced the note receivable – related parties by $802,744 to the 2020 balance of $750,523.

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

From 2010 through April 2012, the Company engaged in the business of investing in real estate and purchased land held for investment or sale.

Our current source of revenue consists of interest on notes receivables from related party. Any adverse conditions that could affect the financial condition of these related parties, and specifically their ability to service debt obligation owed, could have a material effect on the financial statements.

Organization and Business

Direct Investment Holdings Group, Inc. (formerly First Equity Properties, Inc) is a Nevada based corporation organized in December 19, 1996 and the Company is headquartered in Plantation, FL. The Company s principal line of business and source of revenue is currently investments and interest on notes receivable. DIHG is a publicly traded company; however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification, (“ASC”) No. 740, Accounting for Income Taxes”. ASC 740 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years. Since management could not determine the likelihood that the benefit of the deferred tax asset would be realized no deferred tax asset was recognized by the Company.

Earnings (loss) per Share

Earnings (loss) per share (EPS) are calculated in accordance with Accounting Standards Codification, (“ASC”) No. 260, Earnings per Share (ASC 260), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of ASC 260 had no effect on previously reported EPS.

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE B. NOTES RECEIVABLE AND ACCRUED INTEREST RELATED PARTIES

Note receivable from related party currently consists of one note of $700,767 which is receivable in quarterly installments of interest only, at 1% per annum, thru maturity on December 31, 2025.

	2020	2019
Notes receivable related parties
Uncollateralized, due on demand, interest rate of 10%, due quarterly	$—	$750,523
Uncollateralized, interest only, annual rate of 1%, due quarterly	700,767	—

Total notes - related parties	$700,767	$750,523

The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

NOTE C. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets. The Company had $ 162,343 in NOL carry forward from 2014, 2017, 2018, 2019 and 2021.

NOL Carryover

2014, expiring 2034	$2,698
2017, expiring 2037	3,608
2018, no expiration	44,558
2019, no expiration	30,511
2020, no expiration	35,492
2021, no expiration	45,476
Total carryover to 2022	$162,343

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2021	2020	2019	2018
Federal income tax at statutory rate per books	$(9,550)	$(7,453)	$(6,407)	$(9,357)
Change in valuation allowance	9,550	7,453	6,407	9,357
Net operating loss	—	—	—	—
Federal income tax per tax return	$—	$—	$—	$—

Effective income tax rate	0.00%	0.00%	0.00%	0.00%

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2021, 2020, and 2019 are subject to examination, by the IRS, generally for three years after they are filed.

NOTE D. FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable related parties, notes receivable related parties and accounts payable related parties’ approximate fair value due to short-term maturities of these assets and liabilities.

NOTE E. COMMITMENTS AND CONTINGENCIES

The Company is not involved in any legal proceedings. Management is not aware of any actions that could potentially have a material adverse effect on the Company’s financial position.

NOTE F. COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2021, 2020, and 2019, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H. QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2021 and 2020.

	Year ended December 31, 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$—	$—	$—	$—
Operating expenses	43,530	6,587	4,746	14,630
Net income from continuing operations before taxes	(43,530)	(6,587)	(4,746)	(14,630)
Interest income	18,506	1,727	1,892	1,892
Income tax expense	—		—
Net income applicable to common shareholders	$(25,024)	$(4,860	$(2,854)	$(12,738)

Earnings per share
Weighted average earnings per share
applicable to common shares $ (0.03)	$(0.02)	$—	$—	$(0.01)

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

	Year ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	52,995	26,104	24,906	28,436
Net income from continuing operations before taxes	(52,995)	(26,104)	(24,906)	(28,436)

Interest income	38,725	38,725	39,151	33,980
Interest expense	14,569	14,569	14,729	9,765
Income tax expense	—	—	—	—
Net income applicable to common shareholders `	$(28,839)	$(1,948)	$(484)	$(4,221)

Earnings per share
Weighted average earnings per share
applicable to common shares	$(0.03)	$—	$—	$—

NOTE I. RELATED PARTY TRANSACTIONS

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

Note receivable from related party currently consists of one note of $700,767 which is receivable in quarterly installments of interest only, at 1% per annum, thru maturity on December 31, 2025.

The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

NOTE J. OTHER MATTERS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2020 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE K. SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is April 12, 2022, which is the date of which the financial statements were available to be issued. The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022. There are no subsequent events that would require an adjustment to the financial statements.

