Form 10-Q
period 2022-03-31
Direct Investment Holdings Group, Inc.
filed 2022-05-17
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at May 12, 2022)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

  PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.
BALANCE SHEET

	31-Mar-22	31-Dec-21
	(unaudited)	(audited)
Assets
Note receivable and accrued interest - related party	$652,495	$700,767
Cash and cash equivalents	90,368	51,659
Total assets	$742,863	$752,426
Liabilities and Shareholders' Equity
Accounts payable - other	30,000	9,969
Accounts payable - related party	12,386	12,386
Total liabilities	42,386	22,355
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(686,781)	(657,187)

Total shareholders' equity	700,477	730,071

Total liabilities and shareholders' equity	$742,863	$752,426

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.
STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
Operating Expenses
Administrative fees - related parties	$0	$3,015
General and administrative	1,322	7,876
Legal and professional fees	30,000	32,639
Total operations expenses	31,322	43,530

Loss from operation before interest expense and taxes	(31,322)	(43,530)

Other income (expense)
Interest income - related parties	1,728	18,506
Net loss applicable to common shareholders	$(29,594)	$(25,024)

Loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balance at January 1, 2022	1,057,628	$10,576	$1,376,682	$(657,187)	$730,071
Net loss		—	—	$(29,594)	$(29,594)
Balance at March 31, 2022	1,057,628	$10,576	$1,376,682	$(686,781)	$700,477

	Common Stock
	Shares	Amount	Paid in Capital	Earnings (Deficit)	Total Equity
Balance at January 1, 2021	1,057,628	$10,576	$1,376,682	$(611,711)	$775,547
Net loss		—	—	$(25,024)	$(25,024)
Balance at March 31, 2021	1,057,628	$10,576	$1,376,682	$(636,735)	$750,523

The accompanying notes are an integral part of these financial statement

DIRECT INVESTMENT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(29,594)	$(25,024)
Adjustments to reconcile net loss applicable to common shareholders to net cash provided by (used in) operating activities:
Increase (decrease) in Accounts payable - other	20,031	(2,494)

Net cash provided by (used for) operating activities	(9,563)	(27,518)

Cash Flows from Investing Activities
(Increase) decrease in notes receivable - related parties	48,272	—

Net cash provided by (used for) investing activities	48,272	—

Net increase (decrease) in cash and cash equivalents	38,709	(27,518)
Cash and cash equivalents at the beginning of period	51,659	27,518

Cash and cash equivalents at the end of period	$90,368	$—

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$—	$—

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization and business

Direct Investment Holdings Group, Inc.was incorporated in Nevada on December 19, 1996 and the Company is headquartered in Plantation, FL. The Company’s principal line of business and source of revenue is currently investments and interest on notes receivable. Direct Investment Holdings Group, Inc. is a publicly traded company; however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021.  Operating results for the three months period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

NOTE 2. CHANGE OF CONTROL

A Stock Purchase Agreement (the “Agreement”) was made, entered into, and closed as of April 7, 2021, by and among A Way Financial, Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, Inc., and Nevada Sea Investments, Inc. (the “Sellers”).

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

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3. NOTE RECEIVABLE AND ACCRUED INTEREST – RELATED PARTY

In connection with change of control, note receivable - Carmel Realty, Inc., a related party, was purchased by A Way Financial Inc, a Delaware business, a related party and guaranteed by Direct Mortgage Investors Inc., a related party. The company received in full the note receivable and all accrued interest subsequent to March 31, 2022, on April 12, 2022.

	31-Mar-22	31-Mar-21
Note receivable – Directed Mortgage Investors, Inc. - related party Unsecured, due on demand, annual interest rate of 1% due quarterly	$652,495	$—

Note receivable - Carmel Realty, Inc – related party Unsecured, due on demand, annual interest rate of 10% due quarterly	—	750,523

Total note and account receivable – related party	$652,495	$750,523

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

First Equity Properties, Inc., a Nevada Business Corporation, had a name change to Direct Investment Holdings, Inc. filed effective 11/02/2021 with the Secretary of State, State of Nevada.

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2022, the date the financial statements were available to be issued and has determined that there are none to be reported.

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

4.  The Company, in connection with the change in control, the $750,523 note receivable was purchased by A Way Financial Inc, a Delaware business, a related party and guaranteed by Direct Mortgage Investors Inc., a related party. The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

5. First Equity Properties, Inc., a Nevada Business Corporation, had a name change to Direct Investment Holdings, Inc. filed effective 11/02/2021 with the Secretary of State, State of Nevada.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the three months ended March 31, 2022, and 2021. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended Mach 31, 2022 to the same period ended 2021.

We reported net loss applicable to common shareholders of ($29,594) for the three months ended March 31, 2022, as compared to a net loss to common shareholders of ($25,024) for the same period ended 2021. The interest rate on our notes receivable was reduced from 10% to 1%.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our note receivable was collected on April 12, 2022, in full and all accrued interest subsequent to December 31, 2021.

Our cash and cash equivalents increased $ 38,709 from operation in 1st quarter 2022.

Our accounts payable – increased by payments $ 20,031 in the 1st quarter 2022.

Stockholders’ equity decreased by $ 29,594 in the 1st quarter 2022, resulting in retained earning decrease.

ITEM 3 . CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at March 31, 2022 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended March 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: May 12, 2022	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: May 12, 2022	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

