Form 10-Q
period 2022-06-30
Direct Investment Holdings Group, Inc.
filed 2022-08-11
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at August 11, 2022)

1

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

  PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.

BALANCE SHEET

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$689,267	$51,659
Total current assets	689,267	51,659
Long term assets
Notes receivable - related party	—	700,767
Total assets	$689,267	$752,426

Liabilities and Shareholders' Equity
Accounts payable - other	$—	$9,969
Accounts payable - related party	12,386	12,386

Total liabilities	12,386	22,355
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(710,377)	(657,187)

Total shareholders' equity	676,881	730,071

Total liabilities and shareholders' equity	$689,267	$752,426

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Operating Expenses
Administrative fees - related parties	$—	$—	$—	$3,015
General and administrative	10,436	1,837	11,758	9,713
Legal and professional fees	3,800	4,750	33,800	37,389
Donations	9,500	—	9,500	—

Total operating expenses	23,736	6,587	55,058	50,117

Income (loss) before interest expense and taxes	(23,736)	(6,587)	(55,058)	(50,117)

Other income (expense)
Interest income - related parties	140	1,727	1,868	20,233

Net income (loss) applicable to common shareholders	$(23,596)	$(4,860)	$(53,190)	$(29,884)

Earnings (loss) per share	$(0.02)	$(0.00)	$(0.05)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2022 and 2021

For the three months ended June 30, 2022	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2022	$1,057,628	$10,576	$1,376,682	$(686,781)	$700,477
Net income (loss)	—	—	—	(23,596)	(23,596)
Balances at June 30, 2022	$1,057,628	$10,576	$1,376,682	$(710,377)	$676,881

For the three months ended June 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, March 31, 2021	$1,057,628	$10,576	$1,376,682	$(636,735)	$750,523
Net income (loss)	—	—	—	(4,860)	(4,860)
Balances at June 30, 2021	$1,057,628	$10,576	$1,376,682	$(641,595)	$745,663

For the six months ended June 30, 2022	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2021	1,057,628	$10,576	$1,376,682	$(657,187)	$730,071
Net income (loss)	—	—	—	(53,190)	(53,190)
Balances at June 30, 2022	$1,057,628	$10,576	$1,376,682	$(710,377)	$676,881

For the six months ended June 30, 2021	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2020	$1,057,628	$10,576	$1,376,682	$(611,711)	$775,547
Net income (loss)	—	—	—	(29,884)	(29,884)
Balances at June 30, 2021	$1,057,628	$10,576	$1,376,682	$(641,595)	$745,663

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(53,190)	$(29,884)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	(1,868)	(1,727)
Increase (decrease) in
Accounts payable - other	(9,969)	(2,494)
Accounts payable - related parties	—	6,587

Net cash provided by (used for) operating activities	(65,027)	(27,518)

Cash Flow from Investing activities
Notes receivable - related party	702,635	—
Net increase (decrease) in cash and cash equivalents	637,608	(27,518)
Cash and cash equivalents at the beginning of period	51,659	27,518

Cash and cash equivalents at the end of period	$689,267	$—

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization and business

Direct Investment Holdings Group, Inc. was incorporated in Nevada on December 19, 1996 and the Company is headquartered in Plantation, FL. The Company’s principal line of business and source of revenue is currently investments and interest on notes receivable. Direct Investment Holdings Group, Inc. is a publicly traded company; however, no trading market presently exists for the shares of common stock and its value is therefore not determinable.

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021.  Operating results for the six months period ended June 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

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

	30-Jun-22	31-Dec-21
Note receivable – Directed Mortgage Investors, Inc. - related party
Unsecured, due on demand	$—	$700,767

Total note and account receivable – related party	$—	$700,767

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

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 11, 2022, the date the financial statements were available to be issued and has determined that the following event took part.

A mortgage receivable for  $290,903 was purchased by the Company in August 5, 2022 for face value  from Direct Mortgage Investors, Inc. a related party.  The note bears interest at 4.25% with a 30-year term and the payee is not a related party.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2022, and 2021. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated receivables. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended June 30, 2022, to the same period ended 2021.

We reported net loss applicable to common shareholders of ($23,596) for the three months ended June 30, 2022, as compared to a net loss to common shareholders of ($4,860) for the same period ended 2021.

Comparison of the six months ended June 30, 2022, to the same period ended 2021.

We reported net loss applicable to common shareholders of ($53,190) for the six months ended June 30, 2022, as compared to a net loss to common shareholders of ($29,884) for the same period ended 2021.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our note receivable was collected on April 12, 2022, in full and all accrued interest subsequent to December 31, 2021.

Our cash and cash equivalents increased $ 637,608 from operation in 2nd quarter 2022.

Our accounts payable – decreased by payments of $ 30,000 in the 2nd quarter 2022.

Stockholders’ equity decreased by $ 23,596 in the 2nd quarter 2022, resulting in retained earning decrease.

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

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

 PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description

3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: August 11, 2022	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: August 11, 2022	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

