Form 10-Q
period 2022-09-30
Direct Investment Holdings Group, Inc.
filed 2022-11-14
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at November 11, 2022)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.

BALANCE SHEET

	September 30, 2022	December 31, 2021
	(unaudited)
Assets

Cash and cash equivalents	$347,119	$51,659
Account receivable - related party	1,500	-
Mortgage receivable - current portion	3,739
Total current assets	352,358	51,659

Other assets
Notes receivable - related party	-	700,767
Mortgage receivable	286,461	-
Total assets	$638,819	$752,426
Liabilities and Shareholders’ Equity

Accounts payable - other	$3,500	$9,969
Accounts payable - related party	-	12,386
Total liabilities	3,500	22,355
Shareholders’ equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,767,821 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	-	-
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(751,939)	(657,187)
Total shareholders’ equity	635,319	730,071
Total liabilities and shareholders’ equity	$638,819	$752,426

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating Expenses
Administrative fees - related parties	$-	$-	$-	$3,015
General and administrative	17,347	1,246	29,105	10,959
Legal and professional fees	4,069	3,500	37,869	40,889
Donations	20,000	-	29,500	-
Insurance expenses	2,205	-	2,205	-
Total operating expenses	43,621	4,746	98,679	54,863

Income (loss) before interest expense and taxes	(43,621)	(4,746)	(98,679)	(54,863)
Other income (expense)
Interest income from Activities	2,059	-	2,059	-
Interest income - related parties	-	1,892	1,868	22,125

Net income (loss) applicable to common shareholders	$(41,562)	$(2,854)	$(94,752)	$(32,738)

Earnings (loss) per share	$(0.04)	$(0.00)	$(0.09)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2022 and 2021

For the three months ended	Common Stock		Paid in	Retained Earnings
September 30, 2022	Shares	Amount	Capital	(Deficit)	Total Equity
Balance, June 30, 2022	$1,057,628	$10,576	$1,376,682	$(710,377)	$676,881
Net income (loss)	-	-	-	(41,562)	(41,562)
Balances at September 30, 2022	$1,057,628	$10,576	$1,376,682	$(751,939)	$635,319

For the three months ended	Common Stock		Paid in	Retained Earnings
September 30, 2021	Shares	Amount	Capital	(Deficit)	Total Equity
Balance, June 30, 2021	$1,057,628	$10,576	$1,376,682	$(636,735)	$750,523
Net income (loss)	-	-	-	(4,860)	(4,860)
Balances at June 30, 2021	$1,057,628	$10,576	$1,376,682	$(641,595)	$745,663

For the nine months ended	Common Stock		Paid in	Retained Earnings
September 30, 2022	Shares	Amount	Capital	(Deficit)	Total Equity
Balance, December 31, 2021	1,057,628	$10,576	$1,376,682	$(657,187)	$730,071
Net income (loss)	-	-	-	(94,752)	(94,752)
Balances at September 30, 2022	$1,057,628	$10,576	$1,376,682	$(751,939)	$635,319

For the nine months ended	Common Stock		Paid in	Retained Earnings
September 30, 2021	Shares	Amount	Capital	(Deficit)	Total Equity
Balance, December 31, 2020	$1,057,628	$10,576	$1,376,682	$(611,711)	$775,547
Net income (loss)	-	-	-	(29,884)	(29,884)
Balances at September 30, 2021	$1,057,628	$10,576	$1,376,682	$(641,595)	$745,663

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Income (Loss)	$(94,752)	$(32,738)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related parties	(1,868)	(3,619)
Increase (decrease) in
Accounts payable - other	(6,469)	1,006
Accounts payable - related parties	(12,386)	7,833
Account receivable - related party	(1,500)	-
Net cash provided by (used for) operating activities	(116,975)	(27,518)

Cash Flow from Investing activities
Mortgage receivable receipts	703	-
Notes receivable - related party	702,635	-
Mortgage receivable	(290,903)	-
Net cash provided by (used for) investing equivalents	412,435	-

Net increase (decrease) in cash and cash equivalents	295,460	(27,518)
Cash and cash equivalents at the beginning of period	51,659	27,518
Cash and cash equivalents at the end of period	$347,119	$-

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2021. Operating results for the nine months period ended September 30, 2022 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2022.

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

	30-Sep-22	31-Dec-21
Note receivable – Directed Mortgage Investors, Inc. - related party
Unsecured, due on demand	$-	$700,767
Total note and account receivable – related party	$-	$700,767

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4. MORTGAGE RECEIVABLE

A mortgage receivable for $290,903 was purchased by the Company on August 5, 2022 for face value from Direct Mortgage Investors, Inc. a related party. The note bears interest at 4.25% with a 30-year term and the payee is not a related party.

	30-Sep-22	31-Dec-21
Mortgage receivable - current portion	$3,739	-
Mortgage receivable	286,461
Total mortgage receivable	$290,200	$-

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

NOTE 6. FEDERAL INCOME TAXES

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

NOTE 7. OTHER MATTERS

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

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 11, 2022, the date the financial statements were available to be issued and has determined that no changes took part.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2022, and 2021. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on affiliated and nonaffiliated receivables. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended September 30, 2022, to the same period ended 2021.

We reported net loss applicable to common shareholders of ($41,562) for the three months ended September 30, 2022, as compared to a net loss to common shareholders of ($2,854) for the same period ended 2021.

Comparison of the nine months ended September 30, 2022, to the same period ended 2021.

We reported net loss applicable to common shareholders of ($94,752) for the nine months ended September 30, 2022, as compared to a net loss to common shareholders of ($32,738) for the same period ended 2021.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our note receivable was collected on April 12, 2022, in full and all accrued interest subsequent to December 31, 2021.

Our cash and cash equivalents decreased by $295,460 from operations during the nine months ending September 30, 2022.

Our accounts payable – decreased by payments of $12,386 during the nine months ending September 30, 2022.

Retained earnings decreased by $41,562 in the 3rd quarter 2022, resulting in a stockholders’ equity decrease.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at September 30, 2022 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: November 11, 2022	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: November 11, 2022	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary