Form 10-K
period 2022-12-31
Direct Investment Holdings Group, Inc.
filed 2023-04-24
CIK 726516

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________to__________________________________

Commission File Number 000-11777

Direct Investment Holdings Group, Inc. (formerly, FIRST EQUITY PROPERTIES, INC.)

(Exact name of registrant as specified in its charter)

Nevada	95-6799846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

150 S. Pine Island Rd, Suite 300, Plantation, FL	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code (855) 456-9782

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	FEPI	None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

Common Stock
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]   No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. [  ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. [  ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) is not determinable since no trading market existed on that date or presently exists for the shares of Common Stock. 264,807 shares were held as of June 30, 2022 by persons believed to be non-affiliates of the Registrant.

As of April 10, 2023, there were 1,057,628 shares of common stock outstanding.

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

The note receivable purchase was consideration for the purchase of First Equity Properties Incorporated by A Way Financial Inc., a Delaware business corporation, effective as of and performed by the controlling interest in transfer of certain shares by a February 2021 Stock Purchase Agreement to A Way Financial Inc., a Delaware business corporation, of the following shares of First Equity Properties, Inc.(“FEPI”) Common Stock: (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of FEPI Common Stock (“Shares”). The shares were transferred by the and the recording of such share transfers by the Transfer Agent.

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

The Company’s Board of Directors held no formal meetings in 2022 but acted by written consent or by informal directions from A Way Financial Inc., the acquiring company, subsequent to prior Board member resignations and pending Board of Directors and Officer acceptance of office effective March 10, 2022. The Board of Directors has no standing audit, nominating or compensation committees.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2022 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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

The Company’s primary source of income is from a mortgage note receivable from a non-related party. Prior to 2022, our primary source of income was from related party.

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

As of December 31, 2022, the 1,057,628 post-split shares of Common Stock of Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) issued and outstanding were held by approximately 600 holders of record.

During the three years ended December 31, 2022, Direct Investment Holdings Group, Inc. (formerly, First Equity Properties, Inc.) did not issue or sell any securities, nor did DIHG’ (formerly FEPI) purchase any of its equity securities. The Board of Directors has not authorized any stock repurchase program.

ITEM  6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for the five fiscal years ended December 31, 2022, are derived from the audited financial statements.

	Year Ended December 31,
	2022	2021	2020	2019	2018
STATEMENT OF OPERATIONS DATA:
Revenues	$—	$—	$—	$—	$—
General and administrative	108,324	69,493	132,441	127,402	137,107
Other income	—	—	—	—	—
Income from continuing operations	(108,324)	(69,493)	(132,441)	(127,402)	(137,107)
Interest income	4,017	24,017	150,581	155,327	159,661
Interest expense	0	0	(53,632)	(58,436)	(67,112)
Income (loss) before taxes	(104,307)	(45,476)	(35,492)	(30,511)	(44,558)
Income tax benefit (expense)	0	0	0	0	0
Net income (loss) applicable to common shareholders	$(104,307)	$(45,476)	$(35,492)	$(30,511)	$(44,558)

Weighted average earnings per share:
Income from continuing operations	$(0.10)	$(0.04)	$(0.03)	$(0.03)	$(0.04)
Loss from discontinued operations	—	—	—	—	—
Net income loss applicable to common shareholders	$(0.10)	$(0.04)	$(0.03)	$(0.03)	$(0.04)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628	1,057,628

BALANCE SHEET DATA:
Total Assets	$625,764	$752,426	$778,041	$1,763,288	$1,793,475
Total Liabilities	$0	$22,355	$2,494	$952,249	$951,925
Stockholders' Equity	$625,764	$730,071	$775,547	$811,039	$841,550

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

Results of Operations

DIHG’s sole source of income is from the interest received on a non - related party mortgage receivable and its operating expenses are professional and administrative fees.

Results of operations for the year ended December 31, 2022 as compared to the same period ended 2021.

The Company recognized net loss of ($104,307) in 2022 compared to net loss of ($45,476) in 2021. The increase in net loss is primarily due to an increase in general and administrative expenses.

Results of operations for the year ended December 31, 2021 as compared to the same period ended 2020

The Company recognized net loss of ($45,476) in 2021 compared to net loss of ($35,492) in 2020. The increase in net loss is primarily due to an increase in general and administrative expenses.

A substantial asset concentration relates to a mortgage note receivable from one entity. Any adverse conditions that could affect the financial condition of this entity and specifically their ability to service debt obligation owed, could have a material effect on the financial statements of the Company. The entity is currently not in default of their obligations. Management of the Company considers the collectability of such obligation to not be a question at this time.

Financial Condition, Capital Resources and Liquidity

Our primary source of liquidity is from proceeds from accrued interest on a mortgage note receivable. At December 31, 2022, we had total assets of $625,763. In 2022, a related party note receivable was fully collected. A mortgage note receivable from a non-related party was purchased. At December 31, 2021, we had total assets of $752,426.

Cash flow analysis

The following summary discussion of our cash flows are based on the Statements of Cash Flows as presented in this Form 10-K and is not meant to be an all-inclusive discussion of the changes in our cash flows.

2022 as compared to 2021 The overall cash flow increased as compared to the year ended 2021 due to receipt of funds from note receivable by the amount of $700,767.

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

Based upon the Company’s market risk sensitive instruments (including variable rate debt) outstanding at December 31, 2022, the Company has determined that there was no material market risk exposure to the Company’s financial position, results of operations or cash flows as of such date.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with an index thereto, are attached hereto following the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), as of December 31, 2022. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2022 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Financial and Accounting Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. The assessment was based on criteria established in the framework Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Registrant s internal control over financial reporting.

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

The names, ages and positions of the directors as of December 31, 2022 are set forth below.

Name	Age	Position with the Company
James Anderson	58	Director, President and Treasurer

Glen Gomez	56	Director, Vice President and Secretary

Emilia Linardakis	44	Director

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

Emilia Linardakis,

Director since April 12, 2022.

Ms. Linardakis is the Managing Partner of Language Advisors Network Group

Meetings and Committees of Directors; Code of Ethics for Senior Financial Officers

The Company’s Board of Directors held no formal meetings in 2022 but acted by written consent or by informal directions from A Way Financial Inc., the acquiring company, subsequent to prior Board member resignations and pending Board of Directors and Officer acceptance of office effective March 10, 2022. The Board of Directors has no standing audit, nominating or compensation committees.

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

Compliance With Section 16(a) of the 1934 Act.

Under the securities laws of the United States, the Company’s directors, executive officers and any person holding more than 10% of the Company’s shares of common stock are required to report their ownership of the Company’s shares and any changes in ownership to the Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by the date. All the filing requirements were satisfied by the Company’s directors, executive officers and 10% holders during 2022. In making these statements, the Company has relied on the written representations of its directors, executive officers and 10% holders and copies of the reports that they filed with the Commission, both with respect to the Trust, as a predecessor to the Company, and the Company.

ITEM  11. EXECUTIVE COMPENSATION

Neither the executive officers nor directors received salaries or cash compensation from the Company for acting in such capacity during the year ended December 31, 2022.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s voting securities consist of the shares of common stock, par value $0.01 per share. As of March 10, 2022, according to the stock transfer records of the Company and other information available to the Company, the following persons were known to be the beneficial owners of more than five percent (5%) of the outstanding shares of common stock of the Company:

Title of Class	Name and Address of Beneficial Owner	Name and Address of Beneficial Owner	Percent of Class (1)
Common stock, par value $0.01 per share	A Way Financial, Inc. 50 S. Pine Island Rd, Suite 300 Plantation FL 33324	792,821 shares	76.78%

(1) Based on 1,057,628 shares of common stock outstanding on March 25, 2023.

As of February 1, 2022, according to the stock transfer records of the Company and other information available to the Company, each of the directors and executive officers of the Company and all present executive officers and directors, as a group, beneficially own the following shares:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)
Common stock, par value $0.01 per share	James Anderson 150 S. Pine Island Rd. Suite 300 Plantation, FL 33324	0	0%

Common stock, par value $0.01 per share	Glen Gomez 150 S. Pine Island Rd. Suite 300 Plantation, FL 33324	0	0%

Common stock, par value $0.01 per share	Emilia Linardakis One Lincoln Center, 18W140 Butterfield Road Oakbrook Terrace, IL 60181	0	0%

Common stock, par value $0.01 per share	All officers and directors as a group (3 persons)	0	0%

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

The Company held a related party note receivable at December 31, 2021 which was received including all accrued interest on April 12, 2022.

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

ITEM  14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to DIHG for the years 2022 and 2021 by DIHG principal accounting firm, Swalm & Associates, P.C.:

	Swalm & Associates, P.C.
Type of Fees	2022	2021

Audit fees	$38,250	$39,000
Audit related fees	—	—
Tax fees - preparation of corporate federal income tax returns	2,250	2,100
All other fees	—	—
Total	$40,500	$41,100

There is currently no standing Audit Committee. The Board of Directors fulfills that responsibility. As a result, there are no Audit Committee pre-approval policies and procedures in existence.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as part of this report:

Page
Reports of Independent Registered Public Accounting Firm	17-18
Balance Sheets as of December 31, 2022 and 2021	19
Statements of Operations for the years ended December 31, 2022, 2021 and 2020	20
Statements of Changes in Shareholders Equity for the years ended December 31, 2022, 2021 and 2020	21
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	22
Notes to Financial Statements	23-26

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

Dated: April 17, 2023	DIRECT INVESTMENT HOLDINGS GROUP, INC.

By: /s/ JAMES ANDERSON
James Anderson
Director, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated:

/s/ JAMES ANDERSON	April 17, 2023
James Anderson
Director, President and Treasurer

/s/ GLEN GOMEZ	April 17, 2023
Glen Gomez
Director, Vice President and Secretary

DIRECT INVESTMENT HOLDINGS GROUP INC.

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.)

Plantation, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.) (the Company) as of December 31, 2022, and 2021, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Transactions with and Balances Due from Related Parties

Description of the Matter - The Company has had significant transactions with and balances due from related parties. The Company performs an assessment as to whether substantially all related party transactions are properly disclosed and that amounts due from related parties are probable of collection.

Auditing the Company’s related party transactions involved subjective judgment of the Company’s identification, collectability assessment and disclosure of related party transactions. The determination involves consideration of the terms of the receivable, whether the receivable is currently performing, and any security for the receivable.

How We addressed the Matter in Our Audit - We obtained an understanding of the Company’s controls over related party transactions and their disclosure. Our testing included, among other things, confirmation of related party transactions, reviewing selected financial information of the related parties, reviewing collections, and evaluating transaction documentation. The relevant financial statement accounts are notes receivable and interest income from related parties.

Emphasis of Related Party Transactions

As described in the notes to the consolidated financial statements, Direct Investors Holdings Group, Inc. (Formerly First Equity Properties, Inc.) has had significant transactions with and balances due from related parties.

SWALM & ASSOCIATES, P.C.

Swalm & Associates, P.C.

We have served as the Company’s auditor since 2004

Richardson, Texas

April 15, 2023

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
BALANCE SHEETS
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$337,696	$51,659
Mortgage receivable - current portion	5,028	0
Total Current Assets	342,724	51,659

Long term assets
Mortgage receivable	283,040	0
Notes receivable and accrued interest - related parties	0	700,767
Total assets	$625,764	$752,426

Liabilities and Shareholders' Equity
Accounts payable - other	$0	$9,969
Accounts payable - related parties	0	12,386
Total liabilities	0	22,355

Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 1,057,628 issued and outstanding	10,576	10,576

Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(761,494)	(657,187)

Total shareholders' equity	625,764	730,071

Total liabilities and shareholders' equity	$625,764	$752,426

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
Revenue:
Revenue from operations	$0	$0	$0
Total Revenue	0	0	0
Operating Expenses
Administrative fees – related parties	0	3,123	72,000
Administrative fees	17,560	0	0
General and administrative	17,690	21,981	19,834
Donations	29,500	0	0
Insurance Expenses	2,205	0	0
Legal and professional fees	41,369	44,389	40,607
Total operating expenses	108,324	69,493	132,441

Income (loss) before interest expense and taxes	(108,324)	(69,493)	(132,441)

Other income (expense)
Interest income - related parties	1,868	24,017	150,581
Interest income	2,149	0	0
Interest expense - related parties	0	0	(53,632)
Net income (loss) applicable to common shareholders	$(104,307)	$(45,476)	$(35,492)

Earnings (loss) per share	$(0.10)	$(0.04)	$(0.03)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
For the years ended December 31, 2022, 2021, and 2020

			Paid	Retained Earnings	Total
	Shares	Amount	in Capital	(Deficit)	Equity
Balances at January 1, 2020	1,057,628	$10,576	$1,376,682	$(576,219)	$811,039

Net income (loss)	0	0	0	(35,492)	(35,492)
Balances at December 31, 2020	1,057,628	10,576	1,376,682	(611,711)	775,547

Net income (loss)	0	0	0	(45,476)	(45,476)
Balances at December 31, 2021	1,057,628	10,576	1,376,682	(657,187)	730,071

Net income (loss)	0	0	0	(104,307)	(104,307)
Balances at December 31, 2022	1,057,628	$10,576	$1,376,682	$(761,494)	$625,764

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC
(formerly, FIRST EQUITY PROPERTIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021, and 2020

	2022	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$(104,307)	$(45,476)	$(35,492)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Accounts receivable - related parties	0	0	168,495
Increase (decrease) in
Accounts payable - other	(9,969)	0	1,720
Accounts payable - related parties	(12,386)	7,475	(367,115)
Notes & Interest payable - related parties	0	12,386	24,269
Net cash provided by (used for) operating activities	(126,662)	(25,615)	(208,123)

Cash Flows from Investing Activities
Notes receivable - related parties	700,767	49,756	802,744
Mortgage receivable purchase	(290,903)	0	0
Mortgage receivable receipts	2,835	0	0
Net cash provided by (used for) investing activities	412,699	49,756	802,744

Cash Flows from Financing Activities
Notes payable - related parties	0	0	(608,629)

Net cash provided by (used for) financing activities	0	0	(608,629)
Net increase (decrease) in cash and cash equivalents	286,037	24,141	(14,008)
Cash and cash equivalents at the beginning of period	51,659	27,518	41,526
Cash and cash equivalents at the end of period	$337,696	$51,659	$27,518

Supplemental disclosures of cash flow information:
Cash paid for interest expense to related parties	$0	$0	$29,138

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

Our current source of revenue consists of interest on a mortgage note receivable from one entity. Any adverse conditions that could effect the financial condition of this entity and specifically their ability to service debt obligation owed, could have a material effect on the financial statements.

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

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE B. NOTES RECEIVABLE AND ACCRUED INTEREST RELATED PARTIES

There are no outstanding note receivables from related party as of 12/31/2022.

	2022	2020
Notes receivable related parties
Uncollateralized, due on demand, interest rate of 10%, due quarterly	$0	$700,767
Total notes and accounts receivable related parties	$0	$700,767

NOTE C. MORTGAGE RECEIVABLE

	2022	2020
Mortgage Note Receivable
Collateralized by real property, due in monthly installments of principal and interest of $1,431, matures May, 2052	$288,068	$0
Less Current Portion of	(5,028)	0
Long-term portion	$283,040	$0

NOTE D. INCOME TAXES

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets.

At December 31, 2022, the Company had net operating loss carry forwards of approximately $266,650 of which $6,306 will start to expire in 2037. The remainder does not have an expiration.

Recognition of the benefits of deferred tax assets will require the Company to generate future taxable income. There is no assurance that the Company will generate earnings in future years.

The following table presents the principal reasons for the differences between the Company’s effective tax rate and the United States statutory income tax rate.

	2022	2021	2020
Federal income tax benefit at statutory rate per books	$(21,904)	$(9,550)	$(7,453)
Change in valuation allowance	21,904	9,550	7,453
Net operating loss	—	—	—
Federal income tax per tax return	$—	$—	$—

Effective income tax rate	0.00%	0.00%	0.00%

The Company’s Forms 1120, U.S. Corporation Income Tax Returns, for the years ending December 31, 2022, 2021, and 2020 are subject to examination, by the IRS, generally for three years after they are filed.

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

NOTE G. COMPREHENSIVE INCOME

Accounting Standards Codification, (“ASC”) No. 220, Reporting Comprehensive Income, (ASC 220), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2022, 2021, and 2020, the Company’s comprehensive income was equal to its net income and the Company does not have income meeting the definition of other comprehensive income.

NOTE H. QUARTERLY DATA (UNAUDITED)

The table below reflects the Company’s selected quarterly information for the years ended December 31, 2022 and 2021.

	Year ended December 31, 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$0	$0	$0	$0
Operating expenses	31,322	23,736	43,621	9,646
Net income from continuing operations before taxes	(31,322)	(23,736)	(43,621)	(9,646)
Interest income - related parties	1,728	140	0	0
Interest income	0	0	2,059	90
Interest expense	0	0	0	0
Income tax expense	0	0	0	0
Net income applicable to common shareholders	$(29,594)	$(23,595)	$(43,621)	$(9,556)

Earnings per share
Weighted average earnings per share applicable to common shares $ (0.03)	(0.03)	(0.02)	(0.04)	(0.01)

DIRECT INVESTMENT HOLDINGS GROUP, INC

(formerly, FIRST EQUITY PROPERTIES, INC.)

NOTES TO FINANCIAL STATEMENTS

	Year ended December 31, 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$—	$—	$—	$—
Operating expenses	43,530	6,587	4,746	14,630
Net income from continuing operations before taxes	(43,530)	(6,587)	(4,746)	(14,630)
Interest income	18,506	1,727	1,892	1,892
Income tax expense	—	—	—	—
Net income applicable to common shareholders	$(25,024)	$(4,860)	$(2,854)	$(12,738)

Earnings per share
Weighted average earnings per share applicable to common shares $ (0.03)	$(0.02)	$—	$—	$(0.01)

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

At December 31, 2021 the Company had $700,767 due from and $12,386 payable to related parties. During 2022, the note receivable and accrued interest was collected in full, and the payable was paid in full.

In, 2022 the Company purchased a third-party mortgage receivable from a related party at its face value of $290,903.

NOTE J. OTHER MATTERS

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across our portfolio. While we did not experience significant disruptions during 2022 from the COVID-19 pandemic, we are unable to predict the impact the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE K. CONCENTRATIONS

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC), which insure depositors up to $250,000. At December 31, 2022, cash balances exceeded the federally insured amount.

A substantial asset concentration related to a mortgage note receivable from one entity, a non-related party at December 31, 2022. Any adverse conditions that could affect the financial condition of this entity and specifically their ability to service debt obligation owed, could have a material effect on the financial statements of the Company. The entity is currently not in default of their obligations. Management of the Company considers the collectability of such obligation to not be a question at this time.

NOTE M. SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2022, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is April 15, 2023, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

