Form 10-Q
period 2023-06-30
Direct Investment Holdings Group, Inc.
filed 2023-08-21
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at June 30, 2023)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.

BALANCE SHEET

         (unaudited)

	June 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$103	$337,696
Account receivable - related party	295,499	—
Mortgage receivable - current portion	5,301	5,028
Total current assets	300,903	342,724

Long term assets
Mortgage receivable	281,011	283,040
Total assets	$581,914	$625,764
Liabilities and Shareholders' Equity
Accounts payable	$3,500	$—
Total liabilities	3,500	—
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,767,821 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—
Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(808,844)	(761,494)
Total shareholders' equity	578,414	625,764
Total liabilities and shareholders' equity	$581,914	$625,764

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Operating Expenses
General and administrative	$3,288	$10,436	$10,387	$11,758
Legal and professional fees	41,113	3,800	41,113	33,800
Donations	1,000	9,500	1,000	9,500
Total operating expenses	45,401	23,736	52,500	55,058

Income (loss) before interest expense and taxes	(45,401)	(23,736)	(52,500)	(55,058)
Other income (expense)	—	—
Interest income from Activities	$2,060	—	5,150	—
Interest income - related parties	—	140	—	1,868

Net income (loss) applicable to common shareholders	$(43,341)	$(23,596)	$(47,350)	$(53,190)

Earnings (loss) per share	$(0.04)	$(0.02)	$(0.04)	$(0.05)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and six months ended June 30, 2023 and 2022

(unaudited)

For the three months ended June 30, 2023
	Common Stock
	Shares	Amount	Paid In Capital	Retained Earnings (Deficit)	Total Equity
Balance at March 31, 2023	1,057,628	$10,576	$1,376,682	$(765,503)	$621,755
Net income (loss)	—	—	—	(43,341)	(43,341)
Balance at June 30, 2023	1,057,628	$10,576	$1,376,682	$(808,844)	$578,414

For the three months ended June 30, 2022
	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at March 31, 2022	1,057,628	$10,576	$1,376,682	$(686,781)	$700,477
Net income (loss)	—	—	—	(23,596)	(23,596)
Balance at June 30, 2022	1,057,628	$10,576	$1,376,682	$(710,377)	$676,881

For the six months ended June 30, 2023
	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at December 31, 2022	1,057,628	$10,576	$1,376,682	$(761,494)	$625,764
Net income (loss)	—	—	—	(47,350)	(47,350)
Balance at June 30, 2023	1,057,628	$10,576	$1,376,682	$(808,844)	$578,414

For the six months ended June 30, 2022
	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance, December 31, 2021	1,057,628	$10,576	$1,376,682	$(657,187)	$730,071
Net income (loss)	—	—	—	(53,190)	(53,190)
Balances at June 30, 2022	1,057,628	$10,576	$1,376,682	$(710,377)	$676,881

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(47,350)	$(53,190)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related party	0	(1,868)
Accounts receivable - related party	(295,499)	0
Increase (decrease) in
Accounts payable - other	3,500	(9,969)
Accounts payable - related parties	0	0
Net cash provided by (used for) operating activities	(339,349)	(65,027)

Cash Flow from Investing activities
(Increase) decrease in notes receivable - related parties	0	702,635
Mortgage receipts	1,756	0
Net cash provided by (used for) investing equivalents	1,756	702,635
Net increase (decrease) in cash and cash equivalents	(337,593)	637,608
Cash and cash equivalents at the beginning of period	337,696	51,659
Cash and cash equivalents at the end of period	$103	$689,267

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Operating results for the six months period ended June 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

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

NOTE 3. ACCOUNTS RECEIVABLE – RELATED PARTY

There is an account receivable from related party in the amount of $295,499. This was fully collected in August 2023.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4. MORTGAGE RECEIVABLE

A mortgage receivable for $290,903 was purchased by the Company on August 5, 2022 for face value from Direct Mortgage Investors, Inc. a related party. The note bears interest at 4.25% with a 30-year term and the payee is not a related party.

	30 June, 2023	30 June, 2022
Mortgage receivable - current portion	$5,301	$—
Mortgage receivable	281,011	—
Total mortgage receivable	$286,312	$—

NOTE 5. RELATED PARTIES TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in best interest of our company. At June 30, 2023 there was a receivable from related party in the amount of $295,499.

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

NOTE 8. CONCENTRATIONS

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC), which insure depositors up to $250,000. At times during the quarter, cash balances exceeded the federally insured amount.

A substantial asset concentration related to a mortgage note receivable from one entity, a non-related party at June 30, 2023. Any adverse conditions that could affect the financial condition of this entity and specifically their ability to service debt obligation owed, could have a material effect on the financial statements of the Company. The entity is currently not in default of their obligations. Management of the Company considers the collectability of such obligation to not be a question at this time.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 18, 2023, the date the financial statements were available to be issued and has determined that no changes took part.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the six months ended June 30, 2023, and 2022. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on the mortgage note. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended June 30, 2023, to the same period ended 2022.

We reported net loss applicable to common shareholders of $43,341 for the three months ended June 30, 2023, as compared to a net loss to common shareholders of $23,596 for the same period ended 2022.

Comparison of the six months ended June 30, 2023, to the same period ended 2022.

We reported net loss applicable to common shareholders of $47,350 for the six months ended June 30, 2023, as compared to a net loss to common shareholders of $53,190 for the same period ended 2022.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our cash and cash equivalents from operations decreased by $339,349 during the six months ending June 30, 2023.

Retained earnings (deficit) increased by $47,350 in the 2nd quarter 2023, resulting in a stockholders’ equity decrease.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at June 30, 2023 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: August 18, 2023	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: August 18, 2023	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

