Form 10-Q
period 2023-09-30
Direct Investment Holdings Group, Inc.
filed 2023-11-20
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at June 30, 2023)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.

BALANCE SHEET

         (unaudited)

	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$0	$337,696
Account receivable - related party	288,662	—
Mortgage receivable - current portion	5,531	5,028
Total current assets	294,193	342,724

Long term assets
Mortgage receivable	279,729	283,040
Total assets	$573,922	$625,764
Liabilities and Shareholders' Equity
Accounts payable	$0	$—
Total liabilities	0	—
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized;	10,576	10,576
9,767,821 issued and outstanding
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(813,336)	(761,494)
Total shareholders' equity	573,922	625,764
Total liabilities and shareholders' equity	$573,922	$625,764

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30
	2023	2022	2023	2022

Operating Expenses
General and administrative	$4,082	$17,347	$14,470	$29,105
Legal and professional fees	3,500	4,069	44,613	37,869
Donations	0	20,000	1,000	29,500
Insurance expenses	0	2,205	0	2,205
Total operating expenses	7,582	43,621	60,083	98,679

Income (loss) before interest expense and taxes	(7,582)	(43,621)	(60,083)	(98,679)
Other income (expense)	—	—
Interest income from Activities	$3,090	2,059	8,241	2,059
Interest income - related parties	—	0	—	1,868

Net income (loss) applicable to common shareholders	$(4,492)	$(41,562)	$(51,842)	$(94,752)

Earnings (loss) per share	$(0.00)	$(0.04)	$(0.05)	$(0.09)

Weighted average shares outstanding	1,057,628	1,057,628	1,057,628	1,057,628

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three and nine months ended September 30, 2023 and 2022

(unaudited)

For the three months ended September 30, 2023	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at June 30, 2023	1,057,628	$10,576	$1,376,682	$(808,844)	$578,414
Net income (loss)	—	—	—	(4,492)	(4,492)
Balance at September 30, 2023	1,057,628	$10,576	$1,376,682	$(813,336)	$573,922

For the three months ended September 30, 2022	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at June 30, 2022	1,057,628	$10,576	$1,376,682	$(710,377)	$676,881
Net income (loss)	—	—	—	(41,562)	(41,562)
Balance at September 30, 2022	1,057,628	$10,576	$1,376,682	$(751,939)	$635,319

For the nine months ended September 30, 2023	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at December 31, 2022	1,057,628	$10,576	$1,376,682	$(761,494)	$625,764
Net income (loss)	—	—	—	(51,842)	(51,842)
Balance at September 30, 2023	1,057,628	$10,576	$1,376,682	$(813,336)	$573,922

For the nine months ended September 30, 2022	Common Stock
	Shares	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Equity
Balance at December 31, 2021	1,057,628	$10,576	$1,376,682	$(657,187)	$730,071
Net income (loss)	—	—	—	(94,752)	(94,752)
Balance at September 30, 2022	1,057,628	$10,576	$1,376,682	$(751,939)	$635,319

The accompanying notes are an integral part of these financial statements.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(51,842)	$(94,752)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related party	0	(1,868)
Accounts receivable - related party	(288,662)	0
Increase (decrease) in
Accounts payable - other	0	(6,469)
Accounts payable - related parties	0	(12,384)
Account receivable - related party	0	(1,500)
Net cash provided by (used for) operating activities	(340,505)	(116,973)

Cash Flow from Investing activities
(Increase) decrease in notes receivable - related parties	0	0
Mortgage receivable receipts	0	703
Notes receivable - related party	0	702,635
Mortgage receivable	2,809	(290,903)
Net cash provided by (used for) investing equivalents	2,809	412,435
Net increase (decrease) in cash and cash equivalents	(337,696)	295,460
Cash and cash equivalents at the beginning of period	337,696	51,659
Cash and cash equivalents at the end of period	$0	$347,119

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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022. Operating results for the nine months period ended September 30, 2023 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the fiscal year ending December 31, 2023.

This Report has not been reviewed by the Company’s independent audit firm due to circumstances beyond management’s control. The Company will have this report reviewed, amended and refiled as soon as possible but not later than December 31, 2024.

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

NOTE 3. ACCOUNTS RECEIVABLE – RELATED PARTY

There is an account receivable from related party in the amount of $288,662. We anticipate the note will be collected in the next quarter.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4. MORTGAGE RECEIVABLE

A mortgage receivable for $290,903 was purchased by the Company on August 5, 2022 for face value from Direct Mortgage Investors, Inc. a related party. The note bears interest at 4.25% with a 30-year term and the payee is not a related party.

	September 30, 2023	September 30, 2022
Mortgage receivable - current portion	$5,531	—
Mortgage receivable	279,729	—
Total mortgage receivable	$285,260	$—

NOTE 5. RELATED PARTIES TRANSACTIONS

Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in best interest of our company. At September 30, 2023 there was a receivable from related party in the amount of $288,662.

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

A substantial asset concentration related to a mortgage note receivable from one entity, a non-related party at September 30, 2023. Any adverse conditions that could affect the financial condition of this entity and specifically their ability to service debt obligation owed, could have a material effect on the financial statements of the Company. The entity is currently not in default of their obligations. Management of the Company considers the collectability of such obligation to not be a question at this time.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2023, the date the financial statements were available to be issued and has determined that no changes took part.

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

Change of Control Transaction

1.	A Stock Purchase Agreement (the “Agreement”) has been made and entered into and closing completed as of 4/7/2021, by and among A Way Financial Inc., a Delaware Business Corporation (the “Purchaser”) and TPS Income, inc., and nevada SEA investments, inc (the “Sellers”).

2.	Sellers were, prior to the transaction closing the beneficial owner of the following shares of Direct Investment Holdings Group, Inc. (“FEPI”) Common Stock: (i) TPS Income, Inc. (“TPS”) owned 37.48%; and (ii) Nevada Sea Investments, Inc. (“Nevada Sea”) owned 37.82% of 1,057,628 shares of all issued and outstanding shares of FEPI Common Stock (“Shares”). The Shares were held in the respective names of the Sellers.

3.	As of completion of the closing, the shares formerly owned by Sellers are owned by the Purchaser.

4.	The Company, in connection with the change in control, the $750,523 note receivable was purchased by A Way Financial Inc, a Delaware business, a related party and guaranteed by Direct Mortgage Investors Inc., a related party. The company received in full the note receivable and all accrued interest subsequent to December 31, 2021, on April 12, 2022.

5.	First Equity Properties, Inc., a Nevada Business Corporation, had a name change to Direct Investment Holdings, Inc. filed effective 11/02/2021 with the Secretary of State, State of Nevada.

6.	Emilia Linardakis resigned as a Director of the Company on January 16, 2023 and her resignation was immediately accepted by the Company.

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

Results of Operations

The following discussion is based on our Statement of Operations within our Financial Statements as presented in Part 1, Item 1 of this report for the nine months ended September 30, 2023, and 2022. The discussion is not meant to be an all-inclusive discussion of the changes within our operations. Instead, we have focused on the significant items relevant to obtain an understanding of the changes in our operations.

The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

Our sole source of income is from the interest received on the mortgage note. Expenses are primarily related to professional and administrative fees.

Comparison of the three months ended September 30, 2023, to the same period ended 2022.

We reported net loss applicable to common shareholders of $4,492 for the three months ended September 30, 2023, as compared to a net loss to common shareholders of $41,562 for the same period ended 2022.

Comparison of the nine months ended September 30, 2023, to the same period ended 2022.

We reported net loss applicable to common shareholders of $51,842 for the nine months ended June 30, 2023, as compared to a net loss to common shareholders of $94,752 for the same period ended 2022.

Liquidity and Capital Resources

General

Our principal liquidity needs for the next twelve months are funding of normal recurring expenses of legal and administrative fees.

Our cash and cash equivalents from operations decreased by $340,505 during the nine months ending September 30, 2023.

Retained earnings (deficit) increased by $4,492 in the 3nd quarter 2023, resulting in a stockholders’ equity decrease.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officers of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-Q, the Principal Executive Officers that the Company’s disclosure controls and procedures were effective at September 30, 2023 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the period ended September 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

(b)	Changes in Internal Controls over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed with this report or incorporated by reference as indicated.

Exhibit Number	Description
3.1	Articles of Incorporation of Wespac Property Corporation as filed with and endorsed by the Secretary of State of California on December 16, 1996 (incorporation by reference is made to Exhibit 3.1 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.2	Articles of Incorporation of First Equity Properties, Inc. filed with and approved by the Secretary of State of Nevada on December 19, 1996 (incorporation by reference is made to Exhibit 3.2 to Form 8-K of First Equity Properties Inc, Inc. for event reported June 19, 1996).

3.3	Bylaws of Direct Investment Holdings Group, Inc. as adopted December 20, 1996 (incorporation by reference is made to Exhibit 3.3 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.4	Agreement and Plan of Merger of Wespac Property Corporation and First Equity Properties, Inc. dated December 23, 1996 (incorporation by reference is made to Exhibit 3.4 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.5	Articles of Merger of Wespac Property Corporation into First Equity Properties, Inc. as filed with and approved with the Secretary of State in Nevada December 24, 1996 (incorporation by reference is made to Exhibit 3.5 to Form 8-K of First Equity Properties, Inc. for event reported June 19, 1996).

3.6	Certificate of Designation of Preferences and Relative Participating or Optional of Other Special Rights and Qualifications, Limitations or Restrictions thereof of the Series A 8% Cumulative Preferred Stock (incorporation by reference is made to Exhibit 3.6 to Form 10-KSB of First Equity Properties, Inc. for the fiscal year ended December 31, 1996.)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	To be filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: November 20, 2023	/s/ JAMES ANDERSON
James Anderson
Director, President & Treasurer

DIRECT INVESTMENT HOLDINGS GROUP, INC.

Date: November 20, 2023	/s/ GLEN GOMEZ
Glen Gomez
Director, Vice President & Secretary

