Form 10-Q/A
period 2023-09-30
Direct Investment Holdings Group, Inc.
filed 2023-11-21
CIK 726516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑   No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.0 par value	1,057,628
(Class)	(Outstanding at September 30, 2023)

DIRECT INVESTMENT HOLDINGS GROUP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIRECT INVESTMENT HOLDINGS GROUP, INC.

BALANCE SHEET

         (unaudited)

	September 30, 2023	December 31, 2022

Assets
Cash and cash equivalents	$0	$337,696
Account receivable - related party	288,662	—
Mortgage receivable - current portion	5,531	5,028
Total current assets	294,193	342,724

Long term assets
Mortgage receivable	279,729	283,040
Total assets	$573,922	$625,764
Liabilities and Shareholders' Equity
Accounts payable	$0	$—
Total liabilities	0	—
Shareholders' equity
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,767,821 issued and outstanding	10,576	10,576
Preferred stock, $0.01 par value; 4,960,000 shares authorized; none issued or outstanding	—	—

Paid in capital	1,376,682	1,376,682
Retained earnings (deficit)	(813,336)	(761,494)
Total shareholders' equity	573,922	625,764
Total liabilities and shareholders' equity	$573,922	$625,764

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

DIRECT INVESTMENT HOLDINGS GROUP, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(51,842)	$(94,752)
Adjustments to reconcile net income applicable to common shareholders to net cash provided by (used in) operating activities:
(Increase) decrease in
Interest receivable - related party	0	(1,868)
Accounts receivable - related party	(288,662)	0
Increase (decrease) in
Accounts payable - other	0	(6,469)
Accounts payable - related parties	0	(12,386)
Account receivable - related party	0	(1,500)
Net cash provided by (used for) operating activities	(340,504)	(116,975)

Cash Flow from Investing activities
(Increase) decrease in notes receivable - related parties	0	0
Mortgage receivable receipts	0	703
Notes receivable - related party	0	702,635
Mortgage receivable	2,809	(290,903)
Net cash provided by (used for) investing equivalents	2,809	412,435
Net increase (decrease) in cash and cash equivalents	(337,696)	295,460
Cash and cash equivalents at the beginning of period	337,696	51,659
Cash and cash equivalents at the end of period	$0	$347,119

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

